Form 10-Q
period 1996-06-30
GOLDEN BEAR GOLF INC
filed 1996-09-10
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q



 (X) QUARTERLY REPORT                                     ( ) TRANSITION REPORT



                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly
Period Ended JUNE 30, 1996                        Commission File No. 333-05581


                             GOLDEN BEAR GOLF, INC.
             (Exact name of Registrant as specified in its charter)



              FLORIDA                                APPLIED FOR
(State or other jurisdiction            (I.R.S. Employer Identification Number)
 of incorporation or organization)


             11780 U.S. HIGHWAY ONE NORTH PALM BEACH, FLORIDA 33408
                (Address of principal executive offices)     Zip Code


                                 (561) 626-3900
              (Registrant's telephone number, including area code)



                                      SAME
              Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                 Yes [ ]   No [X]


The Registrant had outstanding 2,724,000 shares of Class A Common Stock (par value $.01 per share) and 2,760,000 shares of Class B Common Stock (par value $.01 per share) as of September 9, 1996.

                             GOLDEN BEAR GOLF, INC.


                                    FORM 10-Q

                    FOR THE THREE MONTHS ENDED JUNE 30, 1996





                                      INDEX




                                                                           PAGE
PART I.     FINANCIAL STATEMENTS

            Item 1.  Financial Statements

                       Combined Condensed Balance Sheets                      1
                       Combined Condensed Statements of Operations            2
                       Combined Condensed Statements of Cash Flows            3
                       Notes to Combined Condensed Financial Statements       4

            Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            8

PART II.    OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                        12

            Signatures                                                       13

                             GOLDEN BEAR GOLF, INC.

                        COMBINED CONDENSED BALANCE SHEETS



                                                                             DECEMBER 31,          JUNE 30,
                                                                                 1995                1996
                                                                             -------------      -------------
                                                                                                 (UNAUDITED)
                                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                 $     377,796      $      88,828
   Accounts receivable, net of allowances                                        6,366,435          6,506,563
   Due from GBI                                                                    647,146                  -
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                         666,338          1,436,540
   Prepaid expenses and other current assets                                       226,385            320,704
                                                                             -------------      -------------

           Total current assets                                                  8,284,100          8,352,635

PROPERTY AND EQUIPMENT, net                                                        582,586          4,658,947

OTHER ASSETS                                                                        39,673          1,119,266
                                                                             -------------      -------------

           Total assets                                                         $8,906,359        $14,130,848
                                                                                ==========        ===========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                          $   4,268,808      $   4,195,041
   Accrued expenses and other                                                    2,040,684          1,782,817
   Due to GBI                                                                            -            136,927
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                         602,990          1,014,864
   Deferred revenue                                                                700,824            923,451
   Current portion of notes payable                                                219,225          2,117,863
                                                                             -------------      -------------

           Total current liabilities                                             7,832,531         10,170,963
                                                                             -------------      -------------

NOTES PAYABLE, net of current portion                                               43,510          1,413,574
                                                                             -------------      -------------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 20,000,000 shares authorized,
     no shares issued and outstanding                                                    -                  -
   Common stock-
     Class A, $.01 par value, 70,000,000 shares authorized,
       240,000 shares issued and outstanding                                         2,400              2,400
     Class B, $.01 par value, 10,000,000 shares authorized,
       2,760,000 shares issued and outstanding                                      27,600             27,600
   Additional paid-in capital                                                      840,000          5,340,000
   Retained earnings (deficit)                                                     160,318         (2,823,689)
                                                                             -------------      -------------

           Total shareholders' equity                                            1,030,318          2,546,311
                                                                             -------------      -------------

           Total liabilities and shareholders' equity                           $8,906,359        $14,130,848
                                                                                ==========        ===========

             The accompanying notes to combined condensed financial
                statements are an integral part of these combined
                         condensed financial statements.


                             GOLDEN BEAR GOLF, INC.

             COMBINED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                     FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                              JUNE 30,                            JUNE 30,
                                                     -----------------------------     ------------------------------
                                                        1995             1996              1995              1996
                                                     -----------      ------------     ------------      ------------
REVENUES:
   Golf Division-
     Golf centers and academy fees
       and royalties                                 $   189,611      $    596,596     $    314,986      $    830,548
     Related party management fees                       465,000           388,127          704,000           687,666
                                                     -----------      ------------     ------------      ------------
       Total golf division                               654,611           984,723        1,018,986         1,518,214
                                                     -----------      ------------     ------------      ------------

   Construction Division                               4,593,305         5,116,729        6,027,985         7,172,623
                                                     -----------      ------------     ------------      ------------

   Marketing Division-
     Golf instruction revenues                         1,542,185         1,182,121        2,683,956         2,143,158
     Licensing and other revenues                        460,946           777,622          961,057         1,238,850
     Income from operations of JNAI                      284,485           273,286          487,625           597,993
     Related party commissions                           151,875           108,750          281,250           187,500
                                                     -----------      ------------     ------------      ------------
       Total marketing division                        2,439,491         2,341,779        4,413,888         4,167,501
                                                     -----------      ------------     ------------      ------------

       Total revenues                                  7,687,407         8,443,231       11,460,859        12,858,338
                                                     -----------      ------------     ------------      ------------

OPERATING COSTS AND EXPENSES:
   Construction and shaping costs                      3,814,085         4,481,026        5,071,405         6,048,566
   Operating expenses                                  2,090,097         2,528,784        3,701,472         4,524,030
   Compensation recorded on sale of
     shares to management                                      -         3,000,000                -         3,000,000
   Corporate overhead                                    787,506           911,267        1,501,558         1,661,733
   Depreciation and amortization                          58,033            91,579          111,338           163,786
                                                     -----------      ------------     ------------      ------------
       Total operating costs and expenses              6,749,721        11,012,656       10,385,773        15,398,115
                                                     -----------      ------------     ------------      ------------

       Operating income (loss)                           937,686        (2,569,425)       1,075,086        (2,539,777)
                                                     -----------      ------------     ------------      ------------

OTHER INCOME (EXPENSE):
   Interest income                                        14,326             3,120           15,678             7,476
   Interest expense                                       (4,556)          (32,728)          (8,610)          (45,070)
   Other                                                 (13,334)             (686)         (14,689)           11,430
                                                     -----------      ------------     ------------      ------------
       Total other expense                                (3,564)          (30,294)          (7,621)          (26,164)
                                                     -----------      ------------     ------------      ------------

       Income (loss) before income taxes                 934,122        (2,599,719)       1,067,465        (2,565,941)

FOREIGN TAX PROVISION                                    118,617            24,790          190,407            25,376
                                                     -----------      ------------     ------------      ------------

       Income (loss) before pro forma
         income taxes                                    815,505        (2,624,509)         877,058        (2,591,317)

PRO FORMA INCOME TAX PROVISION
   (BENEFIT) (Note 1)                                    156,437            30,984           71,935           (14,616)
                                                     -----------      ------------     ------------      ------------

       Pro forma net income (loss)                   $   659,068      $ (2,655,493)    $    805,123       $(2,576,701)
                                                     ===========      ============     ============       ===========

Pro forma net income (loss) per share of
   common stock                                          $0.22          $(0.89)           $0.27            $(0.86)
                                                         =====          ======            =====            ======

Weighted average number of common
   stock and common stock equivalents
   outstanding                                       3,000,000         3,000,000        3,000,000         3,000,000
                                                     =========         =========        =========         =========

             The accompanying notes to combined condensed financial
                statements are an integral part of these combined
                         condensed financial statements.



                             GOLDEN BEAR GOLF, INC.


             COMBINED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                 FOR THE SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                             --------------------------------
                                                                                 1995                1996
                                                                             -------------       ------------
NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                                                      $     547,488       $   (199,732)
                                                                             -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Cool Springs Golf Center                                             -           (2,924,777)
   Capital expenditures                                                            (89,914)          (314,127)
                                                                             -------------       -------------
           Net cash used in investing activities                                   (89,914)        (3,238,904)
                                                                             -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of common stock                                                                -            1,500,000
   Proceeds from notes payable                                                     352,750            453,220
   Proceeds from notes payable - shareholder                                           -            1,625,000
   Payments on notes payable                                                       (30,741)           (35,862)
   Divisional transfers to GBI                                                    (448,149)          (392,690)
                                                                             --------------      -------------

           Net cash provided by (used in) financing activities                    (126,140)         3,149,668
                                                                             --------------      ------------

           Net increase (decrease) in cash and
              cash equivalents                                                     331,434           (288,968)

CASH AND CASH EQUIVALENTS, beginning of period                                     441,308            377,796
                                                                             -------------       ------------

CASH AND CASH EQUIVALENTS, end of period                                     $     772,742       $     88,828
                                                                             =============       ============

NONCASH ACTIVITIES:
   McDain acquisition accounted for as a capital lease                                 -         $  1,226,344
   Compensation recorded on sale of shares to management                               -         $  3,000,000


             The accompanying notes to combined condensed financial
                statements are an integral part of these combined
                         condensed financial statements.

                             GOLDEN BEAR GOLF, INC.


                NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS




1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

The accompanying unaudited combined condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and notes thereto included in Golden Bear Golf, Inc.'s ("Golden Bear" or the "Company") Registration Statement on Form S-1 and amendments thereto as filed with the Securities and Exchange Commission.

The results of operations and cash flows for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1996.

Golden Bear was formed on June 7, 1996 to enter into an exchange agreement which was consummated on August 1, 1996 upon the closing of an initial public offering of Golden Bear's Class A Common Stock. Parties to the plan of reorganization included, among others, Golden Bear's affiliates, Golden Bear Golf Centers, Inc.("Golf Centers"), Paragon Golf Construction, Inc. ("Paragon") (collectively, the "Companies") and Golden Bear International, Inc. ("GBI"). Pursuant to the exchange agreement, Golden Bear acquired all of the outstanding common stock of the Companies in exchange for an aggregate of 1,668,000 shares of its Class A and Class B Common Stock. In addition, Golden Bear acquired certain assets and assumed certain liabilities of GBI ("GBI Carveout") in exchange for 1,332,000 shares of Class B Common Stock. The transaction was accounted for on an historical cost basis in a manner similar to a pooling of interests as Golden Bear and the Companies had common stockholders and management. Therefore, the financial statements of Golden Bear and the Companies are presented in a combined format. In connection with the initial public offering, the Company had incurred offering costs of approximately $0.6 million (included in other assets) at June 30, 1996. These costs have now been netted against the proceeds of the initial public offering.

      PRO FORMA INCOME TAXES

Prior to the reorganization, Golf Centers and Paragon were S Corporations for Federal income tax reporting purposes. GBI Carveout was a division of GBI, an S Corporation. Foreign tax provision represents taxes paid or accrued on the Companies' foreign operations as foreign jurisdictions do not recognize the S Corporation status.

The pro forma income tax provision (benefit) is included in the combined condensed statements of operations and is presented for informational purposes as if the domestic operations of the Companies were C Corporations during the periods presented. Generally, foreign taxes paid will serve to reduce the Companies' U.S. tax obligation. Pro forma taxes have been presented to reflect this benefit and to reduce the historical effective tax rate to an overall estimated effective rate of approximately 39%.

2.    COSTS AND ESTIMATED EARNINGS ON
      UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted construction and shaping contracts consist of the following for contracts recognized under the percentage-of-completion method of accounting:

                                                                 DECEMBER 31,         JUNE 30,
                                                                     1995               1996
                                                                 -------------      -------------
      Costs incurred on uncompleted contracts                      $16,614,195        $19,923,786
      Estimated earnings                                             2,116,225          3,289,454
                                                                 -------------      -------------
                                                                    18,730,420         23,213,240
      Less: Billings to date                                        18,667,072         22,791,564
                                                                 -------------      -------------
                                                                 $      63,348      $     421,676
                                                                 =============      =============

Such amounts are included in the accompanying combined condensed balance sheets under the following captions:

                                                                 DECEMBER 31,         JUNE 30,
                                                                     1995               1996
                                                                 -------------      -------------
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                        $     666,338         $1,436,540

      Billings in excess of costs and estimated
        earnings on uncompleted contracts                             (602,990)        (1,014,864)
                                                                 -------------      -------------
                                                                 $      63,348      $     421,676
                                                                 =============      =============


3.    NOTES PAYABLE

Notes payable consist of the following:

                                                                 DECEMBER 31,         JUNE 30,
                                                                 ------------         --------
                                                                     1995               1996

      Note payable - shareholder                                       $   -         $ 1,625,000
      Capital lease                                                        -           1,224,274
      Revolving credit note                                          150,000             603,220
      Secured credit note                                            112,735              78,943
                                                                   ---------         -----------
                                                                     262,735           3,531,437
      Less: Current portion                                         (219,225)         (2,117,863)
                                                                   ---------         -----------
                                                                   $  43,510         $ 1,413,574
                                                                   =========         ===========

In June 1996, Jack Nicklaus advanced to the Company $1.625 million and the Company issued a note payable to Jack Nicklaus for such amount. The proceeds were used to fund the Cool Springs Golf Center acquisition (see Note 7). The note payable was repaid in full in August 1996 from the proceeds of the initial public offering.

In April 1996, the Company incurred a capital lease obligation of approximately $1.2 million in connection with the acquisition of McDain Golf Center (see Note
7).

4.    ARBITRATION CLAIMS

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and other amounts due, totaling $238,053. In addition, Paragon is seeking additional damages of $144,820. Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. The customer is seeking damages in the amount of $750,000. The ultimate outcome of this matter is not determinable at this time; accordingly no provision for loss regarding this matter has been established at June 30, 1996.

5.    OPERATIONS OF JNAI

The apparel licensing activities of the Company are conducted through Jack Nicklaus Apparel International ("JNAI") and its various partnerships. The Company serves as a 50% general partner and is generally entitled to receive 50% to 66-2/3% of the cash distributions of the various partnerships' operations. The Company's investment in JNAI is recorded on the equity method.

The following is a summary of the financial results of JNAI (in thousands):

                                  THREE MONTHS             SIX MONTHS
                                 ENDED JUNE 30,          ENDED JUNE 30,
                                -----------------       ------------------
                                1995        1996        1995        1996
                                -----       -----       -----     --------

      License revenues           $958        $889      $1,640       $1,770
      Operating expenses          227         226         396          362
      Tax provision               163         117         268          212
                                -----       -----       -----     --------
      Net income                 $568        $546       $ 976       $1,196
                                 ====        ====       =====       ======


Certain amounts in prior periods' financial statements have been reclassified to conform to the current period's condensed presentation.

6.    RELATED PARTY TRANSACTIONS

"Due from (to) GBI" consists of the following:

                                DECEMBER 31,       JUNE 30,
                                   1995              1996
                                 ----------      -----------
      Paragon                    $  637,210        $(223,943)
      Golf Centers                   -               (66,915)
      GBI Carveout                    9,936          153,931
                                 ----------      -----------
                                 $  647,146        $(136,927)
                                 ==========        =========


In June 1996, members of management and certain Nicklaus Family Members purchased capital stock of Golf Centers for an aggregate price of $1.5 million. The shares were sold to members of management for $0.6 million. The fair value of the shares sold to management at the date of issuance was deemed to be the assumed initial public offering price of $15 per share which resulted in the recognition of compensation expense in the amount of $3 million.

7.    ACQUISITIONS

On April 15, 1996, the Company entered into a long-term lease agreement with McDain Golf Center of Monroeville (an existing golf practice and instruction facility located in the greater Pittsburgh, Pennsylvania area). The portion of the long-term lease attributable to building and improvements has been accounted for as a capital lease totaling approximately $1.2 million.

On June 17, 1996, the Company purchased Cool Springs Golf Center (an existing golf practice and instruction facility located in Pittsburgh, Pennsylvania) for approximately $2.9 million. The fair value of the net assets acquired (substantially all property and equipment) was approximately $2.6 million which resulted in the recording of approximately $0.3 million of goodwill. The goodwill is recorded in other assets at June 30, 1996 and is being amortized over a term of 30 years.

The acquisition of these golf centers did not have a material effect on the operations of the Company during the three-month and six-month periods ended June 30, 1996. Additional information regarding these acquisitions and prospective acquisitions is contained in the Company's S-1 filing with the Securities and Exchange Commission.

8.    SUBSEQUENT EVENT

On August 7, 1996, the Company consummated the acquisition of certain assets utilized in connection with the Tom's River Golf Center (an existing golf practice and instruction facility located in Tom's River, New Jersey) and the lease of the related real property, in accordance with an agreement, dated as of April 26, 1996, among the Company and First Sports Capital Development Associates, Ltd., Inc. The lease is for a term of 20 years and may be extended for two five-year terms. The purchase price for the assets was $1.9 million dollars, paid in cash at the closing.
The purchase price for the assets was funded from the Company's working capital.

Item 2.   Management's Discussion and Analysis of
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and six-month periods ended June 30, 1995 and 1996. This discussion supplements the detailed information presented in the Combined Condensed Financial Statements and Notes thereto (which should be read in conjunction with the financial statements and related notes contained in Golden Bear's filing on Form S-1 and amendments thereof) and is intended to assist the reader in understanding the financial results and condition of the Company.

OVERVIEW

The Company operates its business through three principal groups: the Golf Division, the Construction Division and the Marketing Division. The Golf Division owns, operates and licenses the Company's golf practice and instruction facilities under the JACK NICKLAUS GOLF CENTER, JACK NICKLAUS ACADEMY OF GOLF and GOLDEN BEAR GOLF CENTER brand names, is involved in the marketing of golf course design services on behalf of designers, primarily Nicklaus Design, and provides golf course management and consulting services throughout the world. The Construction Division provides technical construction services in connection with the construction and renovation of golf courses. The Marketing Division is involved primarily in the licensing of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS/FLICK GOLF SCHOOLS and the generation of marketing fees related to Jack Nicklaus' personal endorsements (which are reflected in the Company's statement of operations under the heading related party commissions).

Consistent with the Company's strategy to increase its ownership and operation of golf practice and instruction facilities, the Company recently entered into purchase, lease and management agreements pursuant to which it commenced operations of three existing golf practice and instruction facilities and has entered into letter agreements or letters of intent with respect to the acquisition or lease of four additional existing golf practice and instruction facilities and two facilities under development. While there is no assurance that any such additional facilities will be acquired, the Company is seeking to acquire or develop a total of ten facilities during 1996 and an additional twelve facilities by the end of 1997.

While there is no assurance that the Company will achieve continued growth, the Company believes that its growth will continue as it pursues its business plan to acquire additional golf practice and instruction facilities and to expand its construction and licensing operations. The Company expects that 1996 will be a transition year as it focuses its efforts on acquiring golf practice and instruction facilities, invests in additional management information systems and personnel to support its growth strategy and a new licensee commences its activities with respect to certain of the Company's branded products. While revenues in 1996 are expected to increase compared to 1995 as a consequence of the contemplated acquisitions of golf practice and instruction facilities, the costs associated with the foregoing items, the costs associated with such acquisitions and the integration of the operations of the acquired facilities into the Company and the costs associated with being a public company are expected to result in decreased operating income for 1996 as compared to 1995.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED JUNE 30, 1996 COMPARED
      WITH THREE MONTHS ENDED JUNE 30, 1995

Total revenues for the three months ended June 30, 1996 increased 9.8% over the comparable period of 1995. The increase in total revenues was principally the result of an increase in Construction Division revenues to $5.1 million in the three months ended June 30, 1996 from $4.6 million in the comparable period of 1995, attributable primarily to an increase in the number of construction and shaping projects in process. Golf Division revenues increased to $1.0 million in the three months ended June 30, 1996, from $0.7 million in the comparable period of 1995 due primarily to increased revenues from golf centers and academy fees and royalties which was partly offset by a decrease in related party management fees. The increase in revenues from golf centers and academy fees and royalties was primarily attributable to an increase in the number of owned facilities while the decrease in related party management fees resulted primarily from a decrease in commissions associated with the collections of Nicklaus Design. The Company's Marketing Division revenues remained relatively constant at approximately $2.3 million and $2.4 million in the three months ended June 30, 1996 and 1995, respectively, despite a decrease of approximately $0.4 million in golf instruction revenues during the same period. The decrease in golf instruction revenues primarily resulted from the loss of a significant corporate client during 1996.

The Company incurred a net operating loss for the three months ended June 30, 1996 due primarily to a one-time charge of $3.0 million associated with the purchase of shares of Golf Centers by certain executives (see Note 6 of Notes to Combined Condensed Financial Statements). Exclusive of the effect of the one-time charge, operating income would have decreased approximately $0.5 million during the three-month period ended June 30, 1996 as compared to the comparable period of 1995. Exclusive of the effect of the one-time charge, operating income as a percentage of total revenues decreased to 5.1% in the three months ended June 30, 1996 from 12.2% in the comparable period for 1995. This decrease was primarily a result of the lower gross margin realized in the Construction Division and a relative increase in operating costs. The gross margin in the Construction Division was 12.4% in the three months ended June 30, 1996 compared to 17.0% for the comparable period of 1995 which primarily resulted from the differing mix of jobs during those two periods. Operating costs as a percentage of total revenues were 30.0% in the three months ended June 30, 1996 as compared to 27.2% for the comparable period of 1995. The increase in operating costs resulted primarily from additional expenses incurred to support the expansion of the Company's business.

Corporate overhead, consisting primarily of corporate headquarters rent and occupancy costs, as well as corporate management and employees, remained relatively constant at approximately $0.9 million and $0.8 million in the three months ended June 30, 1996 and 1995, respectively. Management anticipates that corporate overhead will increase due to planned systems upgrades and additions to personnel as well as the increased costs associated with operating the Company as a separate public company and the expansion of the Company's business.

As S corporations, Golf Centers, Paragon and GBI have historically only paid foreign income taxes and have not paid United States federal income taxes. Because the Company will be a C corporation, a pro forma income tax expense (benefit) has been included in the Company's combined condensed statements of operations for informational purposes as if the relevant entities were C corporations during the periods presented. The Company expects to recognize tax credits for foreign taxes paid against its United States income tax obligation. The calculation of pro forma income taxes does not reflect a benefit for the compensation expense recorded in connection with the purchase of shares by executives of the Company (as discussed above) as the deductibility of this item for United States federal income tax purposes has not yet been determined. The pro forma United States income taxes were based on an approximate effective rate of 39%.

      SIX MONTHS ENDED JUNE 30, 1996 COMPARED
      WITH SIX MONTHS ENDED JUNE 30, 1995

Total revenues for the six months ended June 30, 1996 increased 12.2% over the comparable period of 1995. The increase in total revenues was principally the result of an increase in Construction Division revenues to $7.2 million in the six months ended June 30, 1996 from $6 million in the comparable period of 1995, attributable primarily to an increase in the number of construction and shaping projects in process. Golf Division revenues increased to $1.5 million in the six months ended June 30, 1996, from $1 million in the comparable period of 1995 due primarily to increased revenues from golf centers and academy fees and royalties which was partly offset by a decrease in related party management fees. The increase in revenues from golf centers and academy fees and royalties was primarily attributable to an increase in the number of owned facilities while the decrease in related party management fees resulted primarily from a decrease in commissions associated with the collections of Nicklaus Design. The Company's Marketing Division revenues remained relatively constant at approximately $4.2 million and $4.4 million in the six months ended June 30, 1996 and 1995, respectively, despite a decrease of approximately $0.5 million in golf instruction revenues during the same period. The decrease in golf instruction revenues primarily resulted from the loss of a significant corporate client during 1996.

The Company incurred a net operating loss for the six months ended June 30, 1996 due primarily to a one-time charge of $3.0 million associated with the purchase of shares of Golf Centers by certain executives (see Note 6 of Notes to Combined Condensed Financial Statements). Exclusive of the effect of the one-time expense, operating income would have decreased approximately $0.6 million during the six-month period ended June 30, 1996 as compared to the comparable period of 1995. Exclusive of the effect of the one-time charge, operating income as a percentage of total revenues decreased to 3.6% in the six months ended June 30, 1996 from 9.4% in the comparable period for 1995. This decrease was primarily a result of a relative increase in operating costs. Operating costs as a percentage of total revenues were 35.2% in the six months ended June 30, 1996 as compared to 32.3% for the comparable period of 1995. The increase in operating costs resulted primarily from additional expenses incurred to support the expansion of the Company's business. The gross margin in the Construction Division remained relatively constant at approximately 15.7% and 15.8% in the six months ended June 30, 1996 and 1995, respectively.

Corporate overhead, consisting primarily of corporate headquarters rent and occupancy costs, as well as corporate management and employees, remained relatively constant at approximately $1.7 million and $1.5 million in the six months ended June 30, 1996 and 1995, respectively. Management anticipates that corporate overhead will increase due to planned systems upgrades and additions to personnel as well as the increased costs associated with operating the Company as a separate public company and the expansion of the Company's business.

As S corporations, Golf Centers, Paragon and GBI have historically only paid foreign income taxes and have not paid United States federal income taxes. Because the Company will be a C corporation, a pro forma income tax expense (benefit) has been included in the Company's combined condensed statements of operations for informational purposes as if the relevant entities were C corporations during the periods presented. The Company expects to recognize tax credits for foreign taxes paid against its United States income tax obligation. The calculation of pro forma income taxes does not reflect the compensation expense recorded in connection with the purchase of shares by executives of the Company (see discussion above). The pro forma United States income taxes were based on an approximate effective rate of 39%.

LIQUIDITY AND CAPITAL RESOURCES

On August 1, 1996, Golden Bear closed an initial public offering of 2,484,000 shares of its Class A Common Stock and received net proceeds (after deducting underwriting discounts and estimated offering costs) of approximately $36 million. Approximately $1.6 million of the proceeds were utilized to repay indebtedness incurred to Jack Nicklaus in connection with the acquisition of the Cool Springs Golf Center. The remaining proceeds will be used for working capital and general corporate purposes including the acquisition and development of golf practice and instruction facilities, additional advertising and expansions of the Company's product development efforts, both domestically and internationally.

Net cash used in operations was $199,732 during the six months ended June 30, 1996 compared to net cash provided by operations of $547,488 in the comparable period of 1995. The decrease in net cash provided by (used in) operating activities was primarily due to an increase in costs and estimated earnings in excess of billings on uncompleted contracts and a decrease in accrued expenses and other which were partly offset by increases in billings in excess of costs and estimated earnings on uncompleted contracts and a net decrease in due from GBI. The changes in these balances are primarily attributable to the operations of the Construction Division.

As further discussed in notes 3 and 7 of notes to combined condensed financial statements, net property and equipment and notes payable increased primarily as a result of certain acquisitions occurring during the second quarter of 1996. These transactions are reflected on the combined condensed statement of cash flows for the six months ended June 30, 1996 as investing and financing activities.

While there is no assurance that the Company will be successful in its efforts, the Company is seeking to obtain a $10-$15 million line of credit from a bank or other financial institution. The Company believes that the net proceeds of the initial public offering, together with cash provided by operations, will be sufficient to meet its operating needs and anticipated capital expenditures and acquisition requirements through the first quarter of 1997. If the Company obtains the line of credit it is seeking, the Company anticipates it will have sufficient funds through 1997. Beyond such period, the Company will be required to raise additional capital in order to pursue its planned acquisition and expansion strategy.

CURRENCY FLUCTUATIONS

Although substantially all of the Company's contracts are denominated in United States dollars, fluctuations in the value of foreign currencies relative to the United States dollar impact the Company's results of operations. A substantial portion of the revenues of the Company's overseas licensees are generated in foreign currencies and, accordingly, fluctuations in the value of these currencies relative to the United States dollar could have a material adverse effect on the Company's profitability. Royalty payments received by the Company relating to foreign licensing arrangements are generally based on the exchange rate at the time of payment. In addition, the Company's construction contracts are also denominated in United States dollars and, accordingly, the effective cost to customers for construction services performed overseas will increase or decrease as foreign currencies fluctuate relative to the United States dollar, unless the Company changes its United States dollar prices to reflect the fluctuations in currency. The Company does not currently engage in hedging activities with respect to such currency fluctuations, but may do so in the future.

FORWARD-LOOKING STATEMENTS AND
ASSOCIATED RISKS

Except for historical information contained herein, the matters discussed in this report are forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur.

PART II.   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a.   Exhibits

              2.1 Purchase and Sale Agreement, dated April 26, 1996, between First Sports Capital Development Associates, Ltd., Inc. and Golden Bear Golf Centers, Inc. (incorporated herein by reference to the Prospectus of the Company, dated July 31, 1996, which has been filed with the Securities and Exchange Commission).

              23   Consent of Arthur Andersen, LLP

              27   Financial Data Schedule (for SEC use only)

              99.1 Financial statements of First Sports Capital Development Associates, Ltd., Inc. for the year ended December 31, 1995 and for the three months ended March 31, 1996 (incorporated herein by reference to the Prospectus of the Company, dated July 31, 1996, which has been filed with the Securities and Exchange Commission).

              99.2 Pro forma financial statements for the acquisitions of McDain Golf Center of Monroeville, Cool Springs Golf Center and Tom's River Golf Center.

         b.   Reports on Form 8-K:

              There were no reports on Form 8-K filed during the three-month period ended June 30, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                           GOLDEN BEAR GOLF, INC.



                           /S/RICHARD P. BELLINGER
                           --------------------------------------------------
                           Richard P. Bellinger
                           President and Chief Executive Officer


                           /S/JACK P. BATES
                           --------------------------------------------------
                           Jack P. Bates
                           Senior Vice President and Chief Financial Officer



                           Date:  September 10, 1996