Form 10-Q
period 1996-09-30
GOLDEN BEAR GOLF INC
filed 1996-11-14
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  -  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the quarterly period ended September 30, 1996

                                       or

[ ]  -  Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

Commission File Number:    333-05581

                             GOLDEN BEAR GOLF, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           FLORIDA                                     65-0680880
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

11780 U.S. HIGHWAY ONE, NORTH PALM BEACH, FLORIDA                   33408
-------------------------------------------------                 ----------
    (Address of principal executive offices)                      (Zip Code)

                                 (561) 626-3900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]          No [ ]

The Registrant had outstanding 2,741,887 shares of Class A Common Stock (par value $.01 per share) and 2,760,000 shares of Class B Common Stock (par value $.01 per share) as of November 8, 1996.

                             GOLDEN BEAR GOLF, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I    -   FINANCIAL INFORMATION

Item 1.       Financial Statements

              Combined Condensed Balance Sheets as of December 31, 1995
              and September 30, 1996                                          3

              Combined Condensed Statements of Operations for the three
              months and nine months ended September 30, 1995 and 1996        4

              Combined Condensed Statements of Cash Flows for the nine
              months ended September 30, 1995 and 1996                        5

              Notes to Combined Condensed Financial Statements                6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      11

PART II   -   OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                               16

Signatures                                                                   17

PART I  -  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                             GOLDEN BEAR GOLF, INC.

                        COMBINED CONDENSED BALANCE SHEETS

                                                                                  DECEMBER 31,        SEPTEMBER 30,
                                                                                      1995                 1996
                                                                                -----------------    -----------------
                                                                                                       (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                      $     377,796        $  23,459,008
   Accounts receivable, net of allowances                                             6,366,435            6,416,488
   Due from GBI                                                                         647,146              359,095
   Costs and estimated earnings in excess of billings on uncompleted contracts          666,338            1,639,295
   Prepaid expenses and other current assets                                            226,385              967,750
                                                                                -----------------    -----------------
           Total current assets                                                       8,284,100           32,841,636

PROPERTY AND EQUIPMENT, net                                                             582,586           15,162,526

INTANGIBLES AND OTHER ASSETS                                                             39,673            2,907,040
                                                                                -----------------    -----------------
           Total assets                                                           $   8,906,359        $  50,911,202
                                                                                =================    =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $   4,268,808        $   3,459,134
   Accrued expenses and other                                                         2,040,684            2,018,083
   Billings in excess of costs and estimated earnings on uncompleted contracts          602,990              673,295
   Deferred revenue                                                                     700,824              966,816
   Current portion of notes payable and capital leases                                  219,225              726,740
                                                                                -----------------    -----------------
           Total current liabilities                                                  7,832,531            7,844,068
                                                                                -----------------    -----------------
NOTES PAYABLE AND CAPITAL LEASES, net of current portion                                 43,510            4,855,448
                                                                                -----------------    -----------------
SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 20,000,000 shares authorized,
     no shares issued and outstanding                                                       ---                  ---
   Common stock-
     Class A, $.01 par value, 70,000,000 shares authorized, 240,000 and
       2,729,025 shares issued and outstanding at December 31, 1995
       and September 30, 1996, respectively                                               2,400               27,290
     Class B, $.01 par value, 10,000,000 shares authorized, 2,760,000
       shares issued and outstanding                                                     27,600               27,600
   Additional paid-in capital                                                           840,000           40,657,755
   Retained earnings (deficit)                                                          160,318           (2,500,959)
                                                                                -----------------    -----------------
           Total shareholders' equity                                                 1,030,318           38,211,686
                                                                                -----------------    -----------------
           Total liabilities and shareholders' equity                             $   8,906,359        $  50,911,202
                                                                                =================    =================

             The accompanying notes to combined condensed financial
                statements are an integral part of these combined
                         condensed financial statements.

                             GOLDEN BEAR GOLF, INC.

             COMBINED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                             ----------------------------------     ----------------------------------
REVENUES:                                         1995               1996                1995               1996
                                             ---------------    ---------------     ---------------    ---------------
   Golf Division-
     Golf centers and academy fees
       and royalties                         $      367,450       $  1,502,462        $    733,385      $   2,250,511
     Related party management fees                  288,000            258,985             992,000            946,651
                                             ---------------    ---------------     ---------------    ---------------
       Total golf division                          655,450          1,761,447           1,725,385          3,197,162
                                             ---------------    ---------------     ---------------    ---------------
   Construction Division                          7,427,233          6,482,256          13,455,218         13,654,879
                                             ---------------    ---------------     ---------------    ---------------
   Marketing Division-
     Golf instruction revenues                      397,738            578,562           3,081,694          2,721,719
     Licensing and other revenues                   650,866            688,592           1,611,921          1,927,445
     Income from operations of JNAI                 158,550            189,901             646,175            787,897
     Related party commissions                      129,375            176,250             410,625            363,750
                                             ---------------    ---------------     ---------------    ---------------
       Total marketing division                   1,336,529          1,633,305           5,750,415          5,800,811
                                             ---------------    ---------------     ---------------    ---------------
       Total revenues                             9,419,212          9,877,008          20,931,018         22,652,852
                                             ---------------    ---------------     ---------------    ---------------
OPERATING COSTS AND EXPENSES:
   Construction and shaping costs                 6,483,370          5,311,901          11,554,775         11,298,458
   Operating expenses                             1,675,614          3,251,833           5,428,033          7,755,377
   Compensation recorded on sale of
     shares to management                               ---                ---                 ---          3,000,000
   Corporate overhead                               772,834          1,083,863           2,274,392          2,745,597
   Depreciation and amortization                     58,952             46,022             170,290            209,808
                                             ---------------    ---------------     ---------------    ---------------
       Total operating costs and expenses         8,990,770          9,693,619          19,427,490         25,009,240
                                             ---------------    ---------------     ---------------    ---------------
       Operating income (loss)                      428,442            183,389           1,503,528         (2,356,388)
                                             ---------------    ---------------     ---------------    ---------------
OTHER INCOME (EXPENSE):
   Interest income                                    9,083            194,913              24,761            202,389
   Interest expense                                  (9,308)           (48,499)            (17,918)           (93,569)
   Other                                             (3,611)            14,067             (18,300)            25,497
                                             ---------------    ---------------     ---------------    ---------------
       Total other income (expense)                  (3,836)           160,481             (11,457)           134,317
                                             ---------------    ---------------     ---------------    ---------------
       Income (loss) before income taxes            424,606            343,870           1,492,071         (2,222,071)

TAX PROVISION                                       152,136            187,992             342,543            213,368
                                             ---------------    ---------------     ---------------    ---------------
       Income (loss) before pro forma
         income taxes                               272,470            155,878           1,149,528         (2,435,439)

PRO FORMA INCOME TAX
   PROVISION (BENEFIT) (Note 1)                     (66,689)          (112,715)              5,246           (127,331)
                                             ---------------    ---------------     ---------------    ---------------
       Pro forma net income (loss)             $    339,159      $     268,593        $  1,144,282      $  (2,308,108)
                                             ===============    ===============     ===============    ===============
Pro forma net income (loss) per share
   of common stock                             $       0.11      $        0.06        $      0.38       $       (0.65)
                                             ===============    ===============     ===============    ===============
Weighted average number of common
   stock and common stock equivalents
   outstanding                                    3,000,000          4,731,838           3,000,000          3,577,279
                                             ===============    ===============     ===============    ===============

             The accompanying notes to combined condensed financial
                statements are an integral part of these combined
                         condensed financial statements.

                             GOLDEN BEAR GOLF, INC.

             COMBINED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                             -----------------------------------------
                                                                                   1995                   1996
                                                                             ------------------     ------------------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                                      $    1,661,814         $   (1,127,020)
                                                                             ------------------     ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of golf centers                                                           ---            (12,834,625)
   Capital expenditures                                                             (258,366)            (1,077,646)
                                                                             ------------------     ------------------
           Net cash used in investing activities                                    (258,366)           (13,912,271)
                                                                             ------------------     ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from initial public offering, net                                            ---             35,262,245
   Proceeds from sale of common stock                                                    ---              1,500,000
   Proceeds from exercise of stock options                                               ---                 80,400
   Proceeds from note payable - shareholder                                              ---              1,625,000
   Repayment of note payable - shareholder                                               ---             (1,625,000)
   Proceeds from note payable                                                            ---              1,800,000
   Repayment of notes payable                                                        (46,667)              (296,304)
   Divisional transfers to GBI                                                      (706,266)              (225,838)
                                                                             ------------------     ------------------
           Net cash provided by (used in) financing activities                      (752,933)            38,120,503
                                                                             ------------------     ------------------
           Net increase in cash and cash equivalents                                 650,515             23,081,212

CASH AND CASH EQUIVALENTS, beginning of period                                       441,308                377,796
                                                                             ------------------     ------------------
CASH AND CASH EQUIVALENTS, end of period                                       $   1,091,823         $   23,459,008
                                                                             ==================     ==================
NONCASH ACTIVITIES:
   Golf center acquisitions accounted for as capital leases                              ---         $    2,465,757
   Notes payable issued in connection with golf center acquisitions                      ---         $    1,350,000
   Compensation recorded on sale of shares to management                                 ---         $    3,000,000

             The accompanying notes to combined condensed financial
                statements are an integral part of these combined
                         condensed financial statements.

                             GOLDEN BEAR GOLF, INC.

          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

The results of operations and cash flows for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of 1996.

Golden Bear was formed on June 7, 1996 to enter into an exchange agreement which was consummated on August 1, 1996 upon the closing of an initial public offering of Golden Bear's Class A Common Stock. Parties to the plan of reorganization included, among others, Golden Bear's affiliates, Golden Bear Golf Centers, Inc. ("Golf Centers"), Paragon Golf Construction, Inc. ("Paragon") (collectively, the "Constituent Companies") and Golden Bear International, Inc. ("GBI"). Pursuant to the exchange agreement, Golden Bear acquired all of the outstanding common stock of the Constituent Companies in exchange for an aggregate of 1,668,000 shares of its Class A and Class B Common Stock. In addition, Golden Bear acquired certain assets and assumed certain liabilities of GBI ("GBI Carveout") in exchange for 1,332,000 shares of Class B Common Stock. The transaction was accounted for on an historical cost basis in a manner similar to a pooling of interests as Golden Bear and the Constituent Companies had common stockholders and management. Therefore, the financial statements of Golden Bear and the Constituent Companies are presented in a combined format.

Certain amounts in prior periods' financial statements have been reclassified to conform to the current period presentation.

PRO FORMA INCOME TAXES

Prior to the reorganization of the Company which was consummated on August 1, 1996 upon the closing of its initial public offering, Golf Centers and Paragon were S Corporations for Federal and state income tax reporting purposes and GBI Carveout was a division of GBI, which was also an S Corporation. As S corporations prior to the reorganization, Golf Centers, Paragon and GBI have historically only paid foreign income taxes and have not paid United States Federal and state income taxes. Because the Company became a C corporation as of the date of the reorganization, a pro forma income tax expense (benefit) has been included in the Company's combined condensed statements of operations for informational purposes as if the relevant entities were C corporations during the periods presented. The Company expects to recognize tax credits for foreign taxes paid against its United States income tax obligation. The pro forma United States income taxes were based on an approximate effective rate of 40%.

PRO FORMA NET INCOME (LOSS) PER SHARE

Pro forma net income (loss) per share is computed by dividing pro forma net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding for each period. Common stock equivalents include the dilutive effect of all outstanding stock options using the treasury stock method. The calculation used in the current three month period is based upon 4,657,675 average common shares outstanding plus 74,163 average dilutive stock options. The calculation used in the current nine-month period is based upon 3,552,558 average common shares outstanding plus 24,721 average dilutive stock options. The calculation used in the prior year three and nine-month periods is based upon 3,000,000 average common shares outstanding.

2.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted construction and shaping contracts consist of the following for contracts recognized under the percentage-of-completion method of accounting:

                                                                DECEMBER 31,         SEPTEMBER 30,
                                                                    1995                 1996
                                                               ----------------     ----------------
      Costs incurred on uncompleted contracts                    $  16,614,195        $  25,195,802
      Estimated earnings                                             2,116,225            4,157,635
                                                               ----------------     ----------------
                                                                    18,730,420           29,353,437
      Less billings to date                                         18,667,072           28,387,437
                                                               ----------------     ----------------
                                                                 $      63,348        $     966,000
                                                               ================     ================

Such amounts are included in the accompanying combined condensed balance sheets under the following captions:

                                                                DECEMBER 31,         SEPTEMBER 30,
                                                                    1995                 1996
                                                               ----------------     ----------------
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                        $     666,338        $   1,639,295

      Billings in excess of costs and estimated
        earnings on uncompleted contracts                             (602,990)            (673,295)
                                                               ----------------     ----------------
                                                                 $      63,348        $     966,000
                                                               ================     ================

3.  NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consist of the following:

                                        DECEMBER 31,         SEPTEMBER 30,
                                            1995                 1996
                                       ----------------     ----------------
      Notes payable                        $      ---         $  3,059,600
      Capital lease obligations                   ---            2,461,151
      Revolving credit note                    150,000                 ---
      Secured credit note                      112,735              61,437
                                       ----------------     ----------------
                                               262,735           5,582,188
      Less: Current portion                   (219,225)           (726,740)
                                       ================     ================
                                           $    43,510        $  4,855,448
                                       ================     ================

In June 1996, Jack Nicklaus advanced the Company $1.625 million and the Company issued a note payable to Jack Nicklaus for such amount. The proceeds were used to fund the Cool Springs Golf Center acquisition (see Note 7). The note payable was repaid in full in August 1996 from the proceeds of the initial public offering.

Notes payable is comprised of certain notes associated with the acquisition of golf centers. In September 1996, the Company borrowed $1.8 million evidenced by a note payable to a financial institution, secured by certain real estate and equipment of its Cool Springs Golf Center (see Note 7). In September 1996, the Company issued notes payable of $600,000 and $750,000 pursuant to the purchase of East Coast Facilities and Highlander Facilities, respectively (see Note 7). Such notes are secured by certain real property and equipment comprising the respective golf centers.

In April 1996, the Company incurred a capital lease obligation of approximately $1.2 million in connection with the acquisition of McDain Golf Center (see Note
7). In addition, the Company incurred another capital lease obligation of approximately $1.2 million as part of the acquisition of Rollandia Golf Park Plus in September 1996 (see Note 7).

4.  ARBITRATION CLAIMS

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and related amounts due, together with additional damages, totaling approximately $345,000. Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. Although the customer recently claims its damages are in excess of $2 million, the initial claim submitted by the customer in arbitration was for $750,000. The ultimate outcome of this matter is not determinable at this time; accordingly no provision for loss regarding this matter has been established at September 30, 1996.

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

The following is a summary of the financial results of JNAI:

                                         FOR THE THREE MONTHS ENDED                 FOR THE NINE MONTHS ENDED
                                                SEPTEMBER 30,                             SEPTEMBER 30,
                                    --------------------------------------    --------------------------------------
                                          1995                 1996                 1995                 1996
                                    -----------------    -----------------    -----------------     ----------------
      License revenues               $       760,395       $      540,867       $    2,400,465       $    2,310,819
      Operating expenses                     303,221              137,575              699,630              499,592
      Tax provision                          140,074               23,490              392,484              235,433
                                    =================    =================    =================     ================
      Net income                     $       317,100       $      379,802       $    1,308,351       $    1,575,794
                                    =================    =================    =================     ================

6.  RELATED PARTY TRANSACTIONS

The amounts included in the accompanying combined condensed balance sheets under the caption "Due from GBI" consist of the following:

                                      DECEMBER 31,         SEPTEMBER 30,
                                          1995                 1996
                                     ----------------     ----------------
      Paragon                               $ 637,210        $       9,183
      GBI Carveout                              9,936                  ---
      Golden Bear Golf, Inc.                      ---              349,912
                                     ----------------     ----------------
                                            $ 647,146        $     359,095
                                     ================     ================

The $349,912 current balance due Golden Bear Golf, Inc. at September 30, 1996 is comprised primarily of commissions on certain design related revenues collected by Nicklaus Design, a division of GBI and amounts owed by GBI in connection with the reimbursement of certain allocated payroll and other costs which are paid by the Company.

In June 1996, members of management and certain Nicklaus Family Members purchased capital stock of Golf Centers for an aggregate price of $1.5 million. The shares were sold to members of management for $600,000. The fair value of the shares sold to management at the date of issuance was deemed to be the estimated initial public offering price of $15 per share which resulted in the recognition of compensation expense in the amount of $3 million.

In April 1994, Paragon entered into a fixed price contract to construct a certain golf course located in Middle Smithfield Township, Pennsylvania on which the design work was to be performed by Nicklaus Design. Pursuant to the agreements among Paragon, Nicklaus Design and the owner of the project, a portion of the compensation payable by the owner was represented by certain contingent compensation payable to Nicklaus Design based on a share of the golf club membership sales that were to be generated upon completion of the project. In September 1996, Paragon received a change order aggregating $750,000 for certain additional services and contract extras to be provided in addition to the original fixed price services previously agreed to. Such additional work was requested in order to enhance the quality of the project so that the finished product would meet the standards of Nicklaus Design and Jack Nicklaus as designers of the golf course. Under the terms of the change order, $750,000 is payable by the owner of the project to Paragon in a lump sum on or before December 31, 1997. In connection with the foregoing agreement by the owner, Nicklaus Design has agreed to grant the owner a $750,000 credit against the total contingent compensation Nicklaus Design would otherwise be entitled to receive from golf club membership sales.

7.  ACQUISITIONS

On April 15, 1996, the Company entered into a long-term lease agreement with McDain Golf Center of Monroeville (an existing golf practice and instruction facility located in the greater Pittsburgh, Pennsylvania area). The portion of the long-term lease attributable to building and improvements has been accounted for as a capital lease totaling approximately $1.2 million.

On June 17, 1996, the Company purchased Cool Springs Golf Center (an existing golf practice and instruction facility located in Pittsburgh, Pennsylvania) for approximately $2.9 million. The fair value of the net assets acquired (substantially all property and equipment) was approximately $2.6 million which resulted in the recording of approximately $300,000 of goodwill. The goodwill is recorded in intangibles and other assets at September 30, 1996 and is being amortized over a term of 30 years.

On August 7, 1996, the Company consummated the acquisition of certain assets utilized in connection with the Tom's River Golf Center (an existing golf practice and instruction facility located in Tom's River, New Jersey) and the lease of the related real property. The lease is for a term of 20 years and may be extended for two five-year terms. The purchase price for the assets was $1.9 million, paid in cash at the closing. The purchase price for the assets was funded from the proceeds of the Company's initial public offering.

On September 9, 1996, the Company consummated the acquisition of certain assets utilized in connection with Rollandia Golf Park Plus (an existing golf practice and instruction facility located in the Dayton, Ohio area) and the lease of the related real property. The lease is for a term of 20 years and the Company has been granted certain options to purchase the leased premises and a right of first refusal with respect to proposed sales of the leased premises throughout the term of the lease. The portion of the long-term lease attributable to buildings and improvements has been accounted for a capital lease totaling approximately $1.2 million. The purchase price for the assets was $1.1 million, which was paid in cash at the closing from the proceeds of the Company's initial public offering.

On September 11, 1996, the Company purchased certain assets utilized in connection with East Coast Facilities (comprised of an existing Golden Bear Golf Center located in Columbus, Ohio and a Golden Bear Golf Center currently under development in Fort Lauderdale, Florida) and assumed the existing leases related to the real property at these locations. The purchase price for the facilities was approximately $5.9 million, of which $5.3 million was paid in cash at the closing and $600,000 is evidenced by promissory notes. The $5.3 million paid at closing was funded from the proceeds of the Company's initial public offering. The fair value of the net assets acquired (substantially all property and equipment) was approximately $4.2 million which resulted in the recording of $1.7 million of goodwill. The goodwill is recorded in intangibles and other assets at September 30, 1996 and is being amortized over a term of 20 years.

On September 13, 1996, the Company consummated the acquisition and lease of certain assets utilized in connection with Highlander Facilities (comprised of an existing Golden Bear Golf Center located in Carrollton, Texas and an existing Golden Bear Golf Center located in Moreno Valley, California). The Company purchased the facility located in Texas for $2.25 million, of which $1.5 million was paid at closing and $750,000 is evidenced by a promissory note. The $1.5 million paid at closing was funded from the proceeds of the Company's initial public offering. The fair value of the net assets acquired (substantially all property and equipment) was approximately $1.4 million which resulted in the recording of $816,000 of goodwill. The goodwill is recorded in intangibles and other assets at September 30, 1996 and is being amortized over a term of 25 years. The Company also entered into a ground lease for the underlying real property of the Texas facility for a term of 15 years, which may be extended for two additional five year terms. The Company has the right of first refusal with regard to proposed sales of the leased premises throughout the term of the lease. With respect to the facility located in California, the Company entered into a ground lease for the real property and an operating lease of the facility. Both the ground lease and the operating lease are for a period of ten years, renewable for two additional five year terms.

Had these acquisitions occurred as of January 1, 1995, the Company's summarized unaudited results of operations would have been as follows:

                                              FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                         -------------------------------------
                                              1995                 1996
                                         ----------------     ----------------
      Total revenues                      $    25,265,168       $   26,040,382
      Operating income (loss)             $       915,998       $   (3,047,166)
      Pro forma net income (loss)         $       161,221       $   (3,168,493)
      Pro forma net income (loss) per
          share of common stock           $          0.05       $        (0.89)

Additional information regarding these acquisitions is contained in the Company's S-1 filing with the Securities and Exchange Commission and in its current report on Form 8-K dated September 9, 1996, which reported information under Item 2. "Acquisition or Disposition of Assets."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the three and nine-month periods ended September 30, 1995 and 1996. This discussion supplements the detailed information presented in the Combined Condensed Financial Statements and Notes thereto (which should be read in conjunction with the financial statements and related notes contained in Golden Bear's filing on Form S-1 and amendments thereof) and is intended to assist the reader in understanding the financial results and condition of the Company.

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

Consistent with the Company's strategy to increase its ownership and operation of golf practice and instruction facilities, the Company recently entered into purchase, lease and management agreements pursuant to which it commenced operations of seven existing golf practice and instruction facilities and one facility under development. In addition, the Company has entered into negotiations with respect to the acquisition or lease of several additional existing golf practice and instruction facilities and one facility under development. While there is no assurance that any such additional facilities will be acquired, the Company is seeking to acquire or develop a total of ten facilities during 1996 and an additional twelve facilities by the end of 1997.

While there is no assurance that the Company will achieve continued growth, the Company believes that its growth will continue as it pursues its business plan to acquire additional golf practice and instruction facilities and to expand its construction and licensing operations. The Company expects that 1996 will be a transition year as it focuses its efforts on acquiring golf practice and instruction facilities, invests in additional management information systems and personnel to support its growth strategy and a new licensee commences its activities with respect to certain of the Company's branded products. While revenues in 1996 are expected to increase compared to 1995 as a consequence of the acquisition of golf practice and instruction facilities, the costs associated with the foregoing items, the costs associated with such acquisitions and the integration of the operations of the acquired facilities into the Company and the costs associated with being a public company are expected to result in decreased operating income for 1996 as compared to 1995.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

Total revenues for the three months ended September 30, 1996 increased 4.9% over the comparable period of 1995. The increase in total revenues was principally the result of an increase in Golf Division revenues to $1.8 million for the three months ended September 30, 1996 from $0.7 million for the comparable period of 1995, attributable to the recent acquisition of seven operating golf centers. Marketing Division revenues increased by $0.3 million or 22.2% for the three months ended September 30, 1996 compared to the same quarterly period of 1995, due primarily to an increase in golf instruction revenues. Marketing Division revenues attributable to the Company's licensing activities and income from the operations of JNAI remained relatively constant for the three months ended September 30, 1996 in relation to the comparable period of 1995. The increases in Golf Division and Marketing Division revenues were offset in part, by a $0.9 million or 12.7% decrease in Construction Division revenues.

Operating income decreased to $0.2 million for the three months ended September 30, 1996 from $0.4 million for the comparable period of 1995. As a percentage of total revenues, operating income decreased to 1.9% for the three months ended September 30, 1996 as compared to 4.5% for the comparable period of the prior year. The decrease in operating income resulted from increased operating expenses and corporate overhead, offset in part by an increase in the gross margin realized in the Construction Division. The gross margin realized by the Construction Division increased due primarily to a differing mix of projects in process during the current quarterly period. Operating expenses as a percentage of total revenues were 32.9% and 17.8% for the three months ended September 30, 1996 and 1995, respectively. The increase in operating expenses resulted primarily from additional expenses incurred to support the expansion of the Company's businesses.

Corporate overhead, consisting primarily of corporate headquarters rent and occupancy costs, as well as corporate management and employees, increased to $1.1 million for the three months ended September 30, 1996 from $0.8 million for the three months ended September 30, 1995. Management anticipates that corporate overhead will continue to increase due to planned systems upgrades and additions of personnel, together with the increased costs associated with operating the Company as a separate public company and the expansion of the Company's businesses.

Interest income of $0.2 million for the three months ended September 30, 1996 was primarily attributable to earnings on the unexpended proceeds from the Company's initial public offering which have been invested in short-term commercial paper instruments and repurchase agreements. Interest income for the three months ended September 30, 1995 was not material to the Company's results of operations.

Prior to the reorganization of the Company which was consummated on August 1, 1996 upon the closing of its initial public offering, Golf Centers and Paragon were S Corporations for Federal and state income tax reporting purposes and GBI Carveout was a division of GBI, which was also an S Corporation. As S corporations prior to the reorganization, Golf Centers, Paragon and GBI have historically only paid foreign income taxes and have not paid United States Federal and state income taxes. Because the Company became a C corporation as of the date of the reorganization, a pro forma income tax expense (benefit) has been included in the Company's combined condensed statements of operations for informational purposes as if the relevant entities were C corporations during the periods presented. The Company expects to recognize tax credits for foreign taxes paid against its United States income tax obligation. The pro forma United States income taxes were based on an approximate effective rate of 40%.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

Total revenues for the nine months ended September 30, 1996 increased 8.2% over the comparable period of 1995. The increase in total revenues was principally the result of an increase in Golf Division revenues to $3.2 million in the nine months ended September 30, 1996 from $1.7 million in the comparable period of 1995, attributable primarily to the recent acquisitions of seven operating golf centers. The Company's Construction Division revenues remained relatively constant at approximately $13.7 million and $13.5 million for the nine months ended September 30, 1996 and 1995, respectively. Marketing Division revenues also remained constant at $5.8 million for the nine months ended September 30, 1996 and 1995, despite a decrease in golf instruction revenues of approximately $0.4 million which was offset by increased revenues from licensing and other operations. The decrease in golf instruction revenues resulted primarily from reduced revenues attributable to a significant corporate client during 1996.

The Company incurred a net operating loss for the nine months ended September 30, 1996 due primarily to a one-time charge of $3.0 million associated with the purchase of shares of Golf Centers by certain executives (see Note 6 of the Combined Condensed Financial Statements). Exclusive of the effect of the one-time expense, operating income would have decreased approximately $0.9 million during the nine-month period ended September 30, 1996 as compared to the comparable period of 1995. Exclusive of the effect of the one-time charge, operating income as a percentage of total revenues decreased to 2.8% in the nine months ended September 30, 1996 from 7.2% in the comparable period for 1995. This decrease was primarily a result of increased operating expenses and corporate overhead, offset in part by an increase in the gross margin realized by the Construction Division. The gross margin realized in the Construction Division increased due primarily to a differing mix of projects in process during the current nine-month period. Operating expenses as a percentage of total revenues were 34.2% and 25.9% for the nine months ended September 30, 1996 and 1995, respectively. The increase in operating expenses resulted primarily from additional expenses incurred to support the expansion of the Company's businesses.

Corporate overhead, consisting primarily of corporate headquarters rent and occupancy costs, as well as corporate management and employees, increased to $2.7 million for the nine months ended September 30, 1996 from $2.3 million for the three months ended September 30, 1995. Management anticipates that corporate overhead will continue to increase due to planned systems upgrades and additions of personnel, together with the increased costs associated with operating the Company as a separate public company and the expansion of the Company's businesses.

Interest income of $0.2 million for the nine months ended September 30, 1996 was primarily attributable to earnings on the unexpended proceeds from the Company's initial public offering which have been invested in short-term commercial paper instruments and repurchase agreements. Interest income for the nine months ended September 30, 1995 was not material to the Company's results of operations.

Prior to the reorganization of the Company which was consummated on August 1, 1996 upon closing of its initial public offering, Golf Centers and Paragon were S Corporations for Federal and state income tax reporting purposes and GBI Carveout was a division of GBI, which was likewise an S Corporation. As S corporations prior to the reorganization, Golf Centers, Paragon and GBI have historically only paid foreign income taxes and have not paid United States Federal and state income taxes. Because the Company became a C corporation as of the date of the reorganization, a pro forma income tax expense (benefit) has been included in the Company's combined condensed statements of operations for informational purposes as if the relevant entities were C corporations during the periods presented. The Company expects to recognize tax credits for foreign taxes paid against its United States income tax obligation. The calculation of pro forma income taxes reflects a deduction of $200,000 on the compensation recorded in connection with the purchase of shares by executives of the Company (see discussion above). The pro forma United States income taxes were based on an approximate effective rate of 40%.

LIQUIDITY AND CAPITAL RESOURCES

On August 1, 1996, Golden Bear closed an initial public offering of 2,484,000 shares of its Class A Common Stock and received net proceeds (after deducting underwriting discounts and offering costs) of approximately $35.3 million. Approximately $1.6 million of the proceeds were utilized to repay indebtedness owed to Jack Nicklaus in connection with the acquisition of the Cool Springs Golf Center. In addition, approximately $9.9 million of the proceeds have been used to fund the acquisition of certain other golf centers through September 30, 1996. The remaining proceeds, which have been invested in short-term commercial paper instruments and repurchase agreements, will be used for working capital and general corporate purposes including the acquisition and development of golf practice and instruction facilities, additional advertising and expansion of the Company's product development efforts, both domestically and internationally.

Net cash used in operations was $1.1 million during the nine months ended September 30, 1996 compared to net cash provided by operations of $1.7 million in the comparable period of 1995. The decrease in net cash provided by (used in) operations was primarily attributable to changes in the account balances associated with accounts payable, accounts receivable, accrued expenses and costs and estimated earnings in excess of billings on uncompleted contracts for the respective periods, together with a decrease in income before proforma income taxes for the nine months ended September 30, 1996. Exclusive of the effect of a one-time, noncash charge of $3.0 million associated with the purchase of shares of Golf Centers by certain executives (see Note 6 of the Combined Condensed Financial Statements) during the nine months ended September 30, 1996, income before pro forma income taxes would have decreased approximately $0.6 million for the nine months ended September 30, 1996 as compared to the comparable period of 1995.

As further discussed in Notes 3 and 7 of Notes to Combined Condensed Financial Statements, net property and equipment and notes payable increased primarily as a result of certain acquisitions which occurred during the second and third quarters of 1996. These transactions are reflected on the Combined Condensed Statement of Cash Flows for the nine months ended September 30, 1996 as investing and financing activities.

The Company believes that the net proceeds of the initial public offering, together with cash provided by operations, will be sufficient to meet its operating needs and anticipated capital expenditures and acquisition requirements through the second quarter of 1997. Beyond such period, the Company will be required to secure debt financing or raise additional capital in order to pursue its planned acquisition and expansion strategy.

CURRENCY FLUCTUATIONS

Although substantially all of the Company's contracts are denominated in United States dollars, fluctuations in the value of foreign currencies relative to the United States dollar impact the Company's results of operations. A substantial portion of the revenues of the Company's overseas licensees are generated in foreign currencies and, accordingly, fluctuations in the value of these currencies relative to the United States dollar could have a material adverse effect on the Company's profitability. Royalty payments received by the Company relating to foreign licensing arrangements are generally based on the exchange rate at the time of payment. In addition, the Company's construction contracts are also denominated in United States dollars and, accordingly, the effective cost to customers for construction services performed overseas will increase or decrease as foreign currencies fluctuate relative to the United States dollar, unless the Company changes its United States dollar prices to reflect the fluctuations in currency. The Company does not currently engage in hedging activities with respect to such currency fluctuations, but intends to do so in the near future.

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

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits

           27     Financial Data Schedule (for SEC use only)

   (b)     Reports on Form 8-K

           The Company filed a report on Form 8-K dated September 9, 1996 under
           Item 2. "Acquisition or Disposition of Assets," which reported the acquisitions by the Company of Rollandia Golf Park Plus, East Coast Facilities and Highlander Facilities. See Note 7 of the Combined Condensed Financial Statements included herein under Part I, Item 1.

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

                           Date:  November 14, 1996