Form 10-K
period 1996-12-31
GOLDEN BEAR GOLF INC
filed 1997-03-31
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996   Commission File Number: 333-05581


                             GOLDEN BEAR GOLF, INC.
-------------------------------------------------------------------------------
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


                                 (561) 626-3900
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------  -----------------------------------------
Class A Common Stock, $.01 Par Value               Nasdaq Stock Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Class A Common Stock held by non-affiliates of the Registrant as of March 7, 1997 was $36,006,673. The Registrant had outstanding 2,747,962 shares of Class A Common Stock (par value $.01 per share) and 2,760,000 shares of Class B Common Stock (par value $.01 per share) as of March 7, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relative to the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III to the extent provided in Items 10, 11, 12 and 13 hereof.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

Golden Bear Golf, Inc., together with its wholly owned subsidiaries (collectively, "Golden Bear" or the "Company") is a diversified, international brand name golf products and services company engaged in the development, marketing and management of golf-related businesses, including the licensing, ownership and operation of golf practice and instruction facilities, the construction and renovation of golf courses, the marketing of golf course design services and the licensing, distribution and sale of golf-related consumer products. Through its three divisions, the Golf Division, Construction Division and Marketing Division, the Company provides high quality products and services in over 40 countries, primarily under the NICKLAUS, JACK NICKLAUS and GOLDEN BEAR brand names.

The Company was formed on June 7, 1996 to enter into a reorganization agreement which was consummated on August 1, 1996 upon the closing of an initial public offering of the Company's Class A Common Stock. Parties to the plan of reorganization included, among others, the Company's affiliates, Golden Bear Golf Centers, Inc. ("Golf Centers"), Paragon Golf Construction, Inc. ("Paragon") (collectively, the "Constituent Companies") and Golden Bear International, Inc. ("International"), a privately owned company controlled by Jack Nicklaus. Pursuant to the agreement, the Company acquired all of the outstanding common stock of the Constituent Companies in exchange for shares of its Class A and Class B Common Stock. In addition, the Company acquired certain assets and assumed certain liabilities of International in exchange for shares of the Company's Class B Common Stock. The transaction was accounted for on an historical cost basis in a manner similar to a pooling of interests as Golden Bear and the Constituent Companies had common stockholders and management.

The Company's strategy is to increase its worldwide revenue and operating income by capitalizing on the growth and popularity of the game of golf and Mr. Nicklaus' reputation, image and accomplishments as one of the greatest golfers ever to play the game. Specific components of the Company's growth strategy include (i) acquiring, leasing or entering into joint ventures for well-located golf practice and instruction facilities that have the potential for improvement under the Company's management and with improved or expanded facilities; (ii) developing new golf practice and instruction facilities in locations where suitable acquisition opportunities are not available; (iii) capitalizing on the demand for the construction of new golf courses and the renovation of existing courses; and (iv) broadening the Company's base of branded consumer product offerings under the NICKLAUS, JACK NICKLAUS and GOLDEN BEAR brand names. The Company also believes that cross-marketing of its products and services will provide it with opportunities to maximize its operating performance. To this end, it is anticipated that the acquisition and development of new golf practice and instruction facilities will provide the Company with additional opportunities to market its Nicklaus/Flick Golf School programs and to sell licensed products at retail pro shops established at such facilities. Similarly, the Company believes that the Company's arrangement as exclusive marketer of Nicklaus Design's services will increase the exposure of the Company's products and provide it with a competitive advantage in obtaining golf course construction and renovation business.

GOLF DIVISION

The operating activities of the Golf Division are primarily conducted through Golf Centers. The Golf Division is involved in the operation and licensing of the Company's golf practice and instruction facilities under the JACK NICKLAUS GOLF CENTER, JACK NICKLAUS ACADEMY OF GOLF and GOLDEN BEAR GOLF CENTER brand names, and the providing of golf course management and consulting services primarily to owners and operators of Nicklaus designed golf courses. In addition, the Golf Division markets golf course design services for Nicklaus Design. The Company believes that its owned and licensed golf facilities are differentiated from its competitors on the basis of consumers' recognition of the JACK NICKLAUS and GOLDEN BEAR brand names, the quality of the facilities and the availability at its facilities of the unique and individualized golf instruction programs designed by Jack Nicklaus and Jim Flick, a world renowned instructor.

GOLF CENTERS AND ACADEMIES

The Company's golf centers and academies are comprised of golf practice and instruction facilities designed to provide golf practice opportunities, affordable golf instruction and related recreational activities. Prior to the reorganization of the Company on August 1, 1996, the Company owned and operated two golf practice and instruction facilities. As of December 31, 1996, the Company operated 10 existing golf practice and instruction facilities and had one such facility under development. The majority of the golf centers acquired subsequent to the reorganization were purchased in the last three months of 1996, including two that were acquired on December 31, 1996. In addition, certain of the golf centers that were acquired during the fourth quarter of 1996, were in geographical regions that are typically out of season during the fall and winter months. Accordingly, the majority of the golf centers acquired during 1996 did not contribute significantly to the operating performance of the Company for the year ended December 31, 1996. The Company attempts to develop a business plan tailored to the specific markets and renovation requirements of each golf center facility that is acquired. Although the renovation and upgrade programs for acquired golf centers have commenced, the majority of the recently acquired golf center facilities are not expected to contribute significantly to the Company's operating performance in the near term. Subsequent to December 31, 1996, the Company acquired three additional existing golf center facilities and is in the process of developing and implementing the respective business plans for each of these facilities.

All of the golf centers acquired by the Company to-date are located within the United States. In addition, there are presently seven licensed GOLDEN BEAR GOLF CENTERS being operated by a licensee of the Company in the United States, with two additional licensed facilities scheduled to open, one each in 1997 and 1998. Internationally, the Company's licensees operate eight facilities under the name JACK NICKLAUS GOLF CENTERS and JACK NICKLAUS ACADEMY OF GOLF that are located in the Pacific Rim and England, along with two additional facilities under development that are expected to open in 1997. While the Company intends to continue to support its existing licensee network, the Company's present strategy is to focus its efforts on the direct ownership and operation of facilities and to pursue new licenses and enter into additional territory development agreements only in locations and territories where the Company does not intend to acquire or develop its own facilities.

DOMESTIC OPERATIONS. The owned and licensed domestic golf centers are generally centered around a practice range designed with target greens, bunkers and traps to simulate golf course conditions. The ranges generally feature both covered and uncovered hitting stations to maximize usage under all weather conditions and are lighted to permit nighttime use. In addition to the practice range, the golf centers typically include short game practice areas, including putting greens and sand traps, comprehensive GOLDEN BEAR instruction programs designed by the internationally recognized NICKLAUS/FLICK GOLF SCHOOL, and JACK NICKLAUS COACHING STUDIO (a proprietary multimedia video and computer swing analysis system) and a clubhouse facility that typically includes a full-line retail pro shop, limited locker facilities and a restaurant or snack bar. The domestic golf centers generally also include other recreational amenities such as miniature golf courses and baseball batting areas.

In addition to the 10 existing golf centers and one facility under development that were owned by the Company at December 31, 1996, together with the three additional facilities that were acquired subsequent to December 31, 1996, the Company's strategy is to continue to acquire additional golf practice and instruction facilities, subject to obtaining sufficient financing and the successful integration of the acquired facilities into the Company's operations. Although there is no assurance that it will successfully do so, the Company seeks to acquire an additional eight facilities by the end of 1997 bringing the total to 22 facilities. The Company is currently focusing its efforts on integrating the operations of the golf centers acquired to-date and on implementing proper internal controls and systems at such centers.

The Company anticipates that it will add golf centers either by acquiring or converting existing golf centers or practice facilities or by acquiring undeveloped sites and constructing new golf center facilities. As part of its growth strategy to focus its efforts on the ownership and operation of facilities, the Company has identified approximately 60 to 70 markets within the United States that it believes can support one or more golf practice and instruction facilities of the type operated by the Company. The Company believes the highly fragmented golf range industry presents advantageous opportunities for the Company to acquire, upgrade and renovate golf centers and driving ranges over the next five years. The Company believes that ITS GOLDEN BEAR branding and its instruction programs will provide the Company with a competitive advantage and differentiate GOLDEN BEAR GOLF CENTERS from other range operators.

Currently, there are seven licensed GOLDEN BEAR GOLF CENTERS in the United States that are operated by one owner, who is not affiliated with the Company. The licensee has been provided an exclusive license in specified territories to operate GOLDEN BEAR GOLF CENTERS and is able to utilize certain of the Company's trademarks, servicemarks and other rights relating to the operation of the facilities. Additionally, the Company has agreements with two licensees and a multiunit development agreement that grants the exclusive rights to develop five GOLDEN BEAR GOLF CENTERS within the Baltimore, Maryland, and Fairfax, Virginia, areas, one facility in the Seattle, Washington area, and one facility in the Albany, New York area. Licensees are required to operate their GOLDEN BEAR GOLF CENTERS in compliance with the Company's methods, standards and specifications regarding such matters as facility design, site approval, layout and design of teaching and practice-related facilities, fixtures and furnishings, decor and signage, merchandise type, presentation and customer service. Licensees are not required to purchase supplies or products from the Company other than the workbooks, software and manuals associated with the teaching studios which must be included in each facility. Licensees pay a facility license fee of $35,000 for each facility opened by the licensee within the designated territory, and pay continuing monthly royalty fees of 3% to 5% of adjusted gross revenues, subject to a minimum guaranteed royalty of between $35,000 and $50,000 per year. In some instances, generally for facilities in less populated areas, in lieu of monthly revenue-based royalty fees, fixed annual fees generally are paid, ranging between $35,000 and $50,000, subject to increases based on the consumer price index.

Set forth below is a list of the Company's existing domestic licensees and the facilities operated by them, along with those that the Company's licensees have informed the Company that they anticipate opening.

 LICENSEE GROUP                 EXISTING FACILITIES    ANTICIPATED FACILITIES
 --------------                 -------------------    ----------------------
 Family Golf Centers, Inc.      Henrietta, NY
                                Farmingdale, NY
                                Elmsford, NY
                                Douglaston, NY
                                Liverpool, NY
                                Wayne, NJ
                                El Segundo, CA

 KRIM & Associates, LLC         None                   Albany, NY

 JFL Golf Properties            None                   Seattle, WA

INTERNATIONAL OPERATIONS. The Company has entered into license agreements for the development and operation of golf center facilities outside of the United States under the brand names JACK NICKLAUS GOLF CENTER and JACK NICKLAUS ACADEMY OF GOLF. The latter generally provides more substantial practice facilities and practice golf holes on a larger site. In some territories, the Company has granted a master license for a country or region that gives the master licensee the exclusive right within defined territories to own, operate or sublicense to others the right to own and operate golf centers and golf academies in the territory. In other cases, the Company has granted a site specific license similar to its domestic franchise agreements giving the site licensee the right to open a single golf center or golf academy at a specific location. The Company generally has granted its foreign licensees an exclusive radius around the site of each facility.

The Company's foreign licensees currently have eight operating facilities along with two additional facilities under development that are anticipated to be operational by the end of 1997. The Company has an agreement with a corporate affiliate of its British licensee to market the Company's golf facility licensing program, contact and identify prospective licensees within the European Economic Community, and assist the Company in negotiating license agreements with such prospects. Outside the United States, the Company currently intends to continue to pursue licensing agreements, rather than direct ownership of golf centers, although there is no assurance that the Company will be successful in its licensing efforts.

MARKETING OF GOLF COURSE DESIGNS

Pursuant to a design services marketing agreement, the Company markets golf course designs worldwide for Nicklaus Design, the golf course design division of International, and may in the future seek to market golf course design for other designers and architects, subject to certain limitations set forth in the agreement. The Company receives 10% of the gross design fees collected by International. The Company believes the marketing of Nicklaus Design provides a competitive advantage to the Company in obtaining construction and renovation contracts as well as club management contracts at Nicklaus Design courses.

GOLF COURSE MANAGEMENT

In 1996, the Company began offering comprehensive golf club management services, including services related to course maintenance and marketing of club operations. In addition to offering comprehensive club management, the Company is available as a consultant or independent contractor to assist clubs in developing conceptual plans, membership programs, employee policies and procedures, operations manuals, job descriptions, budgets and financial systems. The Company offers its management services primarily to owners and operators of Nicklaus designed courses throughout the world and currently provides management services to five golf facilities located in the United States and one in Asia.

CONSTRUCTION DIVISION

Through Paragon, the Company provides comprehensive golf course construction services. These services include project management, shaping, renovation and golf course construction. While the Company originally only provided services for Nicklaus designed golf courses, the Company began offering its golf course construction services to other golf course designers and architects in 1995. Paragon has furnished golf construction and renovation services on approximately 44 golf courses since 1983, 14 domestically and 30 internationally. The Company completed 11 construction projects in 1996 and is currently involved in providing construction, shaping and project management services to 19 active projects located in nine countries, including the United States.

Set forth below are the projects completed and services provided by the Company during the year ended December 31, 1996:

PROJECT NAME AND LOCATION                       PROJECT DESCRIPTION
-------------------------                       -------------------
Hammock Creek, Stuart, Florida              18-hole Construction
James Island, Victoria, Canada              9-hole Construction
Salem Glen, Winston-Salem, North Carolina   18-hole Project Management/Shaping
Indigo Run, South Carolina                  18-hole Construction
Country Club of the Rockies, Colorado       Course Renovation
Ibis Golf & Country Club, Florida           Golf School Construction
Governor's Club, North Carolina             9-hole Construction
Dongpusan, South Korea                      18-hole Shaping
Antipolo, Philippines                       18-hole Shaping
Spring City Resort, China                   18-hole Shaping
Roko Kokusai, Kobe, Japan                   9-hole Shaping

The various golf course projects that are currently under construction in 1997, together with the services being provided by the Company, are set forth below:

PROJECT NAME AND LOCATION                   PROJECT DESCRIPTION
-------------------------                   -------------------
Sea Scapes, Kitty Hawk, North Carolina      Shaping
Punta Mita, Puerto Villarta, Mexico         18-hole Construction
Diablo Grande, Patterson, California        18-hole Construction
Economou Farms, Burlington, Vermont         18-hole Construction
Montreux Golf Club, Reno, Nevada            18-hole Construction
Aspen Glen, Carbondale, Colorado            18-hole Construction
Laurel Springs, Cumming, Georgia            18-hole Construction
Great Bear, Marshall Creek, Pennsylvania    18-hole Construction
Nada, Korea                                 18-hole Shaping
St. David's, England                        18-hole Shaping
Shanghai Links, Shanghai, China             18-hole Shaping
Phoenix Park, Seoul, Korea                  18-hole Shaping
New Capital Golf Club, Japan                18-hole Shaping
Hangzhou, Hangzhou, China                   18-hole Construction
The Classic, New Delhi, India               18-hole Project Management/Shaping
JPH, Brunei, Brunei                         Project Management/Shaping
Roko Kokusai, Kobe, Japan                   9-hole Construction
Suzhou Golf Club, Suzhou, China             18-hole Construction
Eagle's Nest, Korea                         27-hole Construction

The Company limited the number of new construction contracts that it undertook during 1996 in an effort to complete the implementation of new systems and the integration of new staff into its operations so as to properly position it for future growth. Approximately 24% of the Company's total consolidated revenues for 1996 were attributable to two unaffiliated customers of Paragon, comprised of SEG Hangzhou Development Corporation and Aspen Glen Golf Company. During 1995, revenues from Montreux Golf Club Limited, an unaffiliated Paragon customer, represented approximately 16% of the Company's total consolidated revenues.

The Company's construction services generally are offered pursuant to either a general construction contract or a technical services agreement. The Company also may supply specialized golf construction services to third parties on a subcontract or consulting basis where warranted by the needs of the customer. The general construction contract generally offers developers and owners comprehensive management of the entire course construction process on a cost-plus-fee or a fixed-price basis. Under a technical services agreement, the Company typically provides only a technical team, which generally consists of a project manager, shapers, finishers and foremen. This team focuses primarily on the management of personnel and equipment and the purchase of materials required for the construction of the golf course. Payments for construction services generally are made in installments over the term of the contract based on the stage of completion of the project.

A significant portion of Paragon's revenues and earnings are generated through fixed price contracts for the construction of golf courses. Such fixed price contracts expose the Company to the risks of cost overruns and inflation as well as credit risks associated with the customer. The Company recognizes revenues and expenses on a percentage-of-completion basis whereby revenue and expenses, and thereby profit, in a given period are determined based on the Company's estimates as to the status of and the costs remaining to complete a particular project. To the extent that the Company underestimates the remaining cost to complete a project, it may overstate the revenues and profit in a particular period. In addition, certain of Paragon's construction contracts provide for penalties for failure to timely complete construction or require that the Company, at its expense, correct and remedy to the satisfaction of the golf course owner, certain structural, aesthetic or functional defects. The Company may enter into additional contracts containing provisions of this type or other performance obligations in the future and there is no assurance that expenses relating to these provisions will not have a material adverse effect on the Company. In addition, the nature of Paragon's construction activities expose it to potential risk associated with weather or other acts of nature that could have a material adverse effect on the Company.

MARKETING DIVISION

The Marketing Division is involved primarily in the licensing of NICKLAUS, JACK NICKLAUS, and GOLDEN BEAR branded products and services throughout the world and the operation of the Nicklaus/Flick Golf Schools. The Marketing Division focuses its efforts on combining the marketing power associated with the recognition and reputation of the Jack Nicklaus brand names with high quality products and services in the markets it serves.

MARKETING AND LICENSING

The Company manages Jack Nicklaus' brands and marketing relationships. The Company's activities include the licensing and marketing of a wide variety of Jack Nicklaus branded consumer products and services, primarily under the NICKLAUS, JACK NICKLAUS, and GOLDEN BEAR brand names. These three separate brands are targeted at distinct markets segmented by product design, distribution channels and price. The Company believes that the continued growth in the popularity of golf worldwide represents a strong opportunity to grow the NICKLAUS, JACK NICKLAUS, and GOLDEN BEAR brand names. In addition, the Company believes that the trend toward casual dress in the workplace and the growing importance of leisure activities within its target markets should enhance the growth potential of its brands.

The Company currently licenses the Jack Nicklaus brands to more than 20 companies that distribute products in over 35 countries. The largest markets for the Company's branded products currently are the United States, Korea and Japan. Licensed product categories includes men's and women's sportswear, men's tailored clothing, neckwear, luggage, socks, headwear, belts, small leather goods, jewelry, calendars, and various forms of artwork and commemoratives.

The Company's licensing of apparel in the Far East is conducted exclusively through Jack Nicklaus Apparel International ("JNAI"), a joint venture with an affiliate of Hartmarx Corporation. This joint venture has in turn entered into separate licensing arrangements through partnerships relating to Japan ("JNJ") and the rest of Asia ("JNAI/FE"). Pursuant to such arrangements, JNAI will receive from 50% to 75% of the revenues of JNJ and approximately 66-2/3% of amounts distributed by JNAI/FE.

The Company also has developed two types of "marketing partnerships" for Mr. Nicklaus with selected companies worldwide. These partnerships involve either Mr. Nicklaus' personal endorsement and use of his likeness or strategic marketing alliances that utilize golf and the Company's marketing capabilities to help market a partner's products or services. Such marketing partnerships have been established with, among others, Lincoln-Mercury, a division of Ford Motor Company, Gulfstream Aerospace Corporation, Rolex, Textron, Golf Magazine and Griptec. Marketing partnerships are important to the Company in that they increase the exposure and reinforce the image of Mr. Nicklaus and his brands in the Company's target markets. The Company will receive a percentage of all revenues received by Mr. Nicklaus for personal endorsement services obtained through the marketing efforts of the Company equal to (i) 30% of all such revenues under any existing contract or arrangement or renewal thereof and (ii) no less than 20% of all such revenues received under any new contract or arrangement. The Company will receive 100% of any revenues associated with strategic marketing alliances.

The Company's marketing and licensing strategy is to (i) expand the worldwide sales of the Company's products, particularly throughout the United States, Europe and Asia; (ii) selectively expand its licensed product lines, particularly in accessories and women's sportswear; (iii) work with existing licensees to maximize brand advertising and promotional exposure; and (iv) develop new licensing relationships for product categories that are appropriate for Jack Nicklaus brands, such as home furnishings and skincare. The Company also is considering several retail strategies, including stand-alone retail shops devoted primarily to the Company's branded products and the creation of dedicated areas in golf shops and better department stores. No assurances can be given that any such retail strategies will be undertaken. The Company will seek to create dedicated areas for the sale of the Company's branded products within the pro shops of GOLDEN BEAR GOLF CENTERS and at Nicklaus designed golf courses.

The following table sets forth the Company's principal licensees and products:

-------------------------------------- ------------------------------------ ------------------ --------------------- -------------
                                                                            Licensed           Territories           Licensee
Licensee                               Products                             Brands                                   Since
-------------------------------------- ------------------------------------ ------------------ --------------------- -------------
Hart, Schaffner & Marx,                Slacks, sportscoats, blazers,        JACK NICKLAUS      United States         1969
  a business unit of Hartmarx          woven dress shirts
  Corporation

Trans-Apparel Group,                   Men's and women's shirts, slacks,    JACK NICKLAUS      North America         1990
  a business unit of Hartmarx          shorts, blazers, socks,              NICKLAUS           Europe
  Corporation                          sweatshirts, outerwear, rainwear

The Rockport Corporation               Casual and dress shoes, golf shoes   JACK NICKLAUS      Worldwide             1992
                                                                            GOLDEN BEAR

Brookville Corporation                 Neckwear                             JACK NICKLAUS      United States         1995
                                                                            NICKLAUS

Abba Accessories, Inc.                 Cufflinks, belt buckles, tie bars    JACK NICKLAUS      United States         1995
                                       and tacks                            NICKLAUS           Great Britain

Italian Design Group                   Belts and small leather goods        JACK NICKLAUS      United States         1995
                                                                            NICKLAUS           Great Britain

JNAI:                                  Men's and ladies' sportswear         JACK NICKLAUS      Japan                 1973
  Partnership with                                                          NICKLAUS           Southeast Asia
  Hartmarx Corporation                                                      GOLDEN BEAR        Australia
                                                                                               South Africa
                                                                                               South America

JNAI/FE:                               Men's and ladies' sportswear and     JACK NICKLAUS      Thailand              1973
  Partnership between JNAI             accessories                          NICKLAUS           Indonesia
  and Kosugi Sangyo to                                                      GOLDEN BEAR        Korea
  license Jack Nicklaus                                                                        Malaysia
  brands in Asia                                                                               Singapore
                                                                                               Philippines

JNJ:                                   Hats, ties,                          JACK NICKLAUS      Japan                 1995
  Partnership between JNAI             men's/ladies'/children's             NICKLAUS
  and Kosugi Sangyo to                 sportswear, gloves, belts,           GOLDEN BEAR
  serve as master apparel              luggage, casual and business bags    MUIRFIELD
  licensee in Japan                    and eyewear
-------------------------------------- ------------------------------------ ------------------ --------------------- -------------

NICKLAUS/FLICK GOLF SCHOOLS

The Company operates high-end golf schools principally under the NICKLAUS/FLICK GOLF SCHOOL ("NFGS") brand name. Jack Nicklaus and Jim Flick, a world renowned instructor, collaborated to develop a program that has been recognized by major golf publications for its leadership role in the golf instruction industry since the school's inception in 1991.

The Company believes that growth in the golf instruction industry is driven by existing golfers' desire to continually improve their golf games and by new golfers seeking to learn the game. Historically, instruction was provided by local golf professionals. In recent years, technological changes have made possible the development of sophisticated instruction products and computer programs for use in teaching. The Company has developed a proprietary teaching methodology that includes instruction books and a computer-assisted video swing analysis device. This teaching methodology is the basis for the JACK NICKLAUS COACHING STUDIOS included within the Company's golf practice and instruction facilities worldwide as well as teaching at the NFGS.

The NFGS offers more than 110 Master Golf Instruction multi-day programs including several specialty programs targeted at women, couples, parents and children, and special alumni groups. NFGS currently operates as an independent contractor at five resort destinations and/or private clubs located in the United States: Desert Mountain Golf Club located in Carefree, Arizona; Ibis Golf & Country Club located in West Palm Beach, Florida; Boyne Highlands Resort located in Harbor Springs, Michigan; Park Meadows located in Park City, Utah; and Kiawah Island Resort located in Kiawah Island, South Carolina. The Company currently is pursuing additional venues for its NFGS operations.

The target market for the NFGS retail schools is consumers who have significant disposable income. NFGS has historically priced its package offerings at the upper end of golf school pricing, which is consistent with other Company product offerings. The Company is commencing operation of a moderately priced golf school under the NICKLAUS/FLICK FAULTS & CURES brand name in 1997. The Company currently markets retail schools principally through: (i) direct response media advertising; (ii) direct mail programs targeted at NFGS graduates (currently more than 3,000) and high net worth golfers; (iii) word-of-mouth referrals; and
(iv) telemarketing.

The NFGS teaching faculty currently is comprised of 28 teaching professionals selected by Jack Nicklaus and Jim Flick, four of whom were included in GOLF MAGAZINE'S list of the top 100 golf instructors in the United States in 1996. These professionals have been trained in a philosophy that is consistent with Jack Nicklaus' approach to playing the game and Jim Flick's approach to teaching. Most of NFGS' instruction staff are independent outside contractors and their agreements with NFGS are negotiated annually.

In addition to its regular one, two and three-day consumer packages, NFGS provides businesses and corporations with a wide range of program alternatives, including three-day executive golf programs, one-day golf outings, charity golf events and hospitality programs at select professional tour events. These corporate programs, which operate under the brand name NICKLAUS/FLICK EXECUTIVE GOLF, are designed specifically for corporations as an effective way to entertain clients, strengthen business relationships, reward top performers and raise funds for charitable organizations. The corporate programs also expose a wide variety of people to the Company's golf programs, which provide future referral sources for the NFGS retail sessions.

JACK NICKLAUS INTERNATIONAL GOLF CLUB

The Jack Nicklaus International Golf Club (`Golf Club") was founded in mid-1995 to provide additional benefits to Nicklaus Design golf courses. The Golf Club is a proprietary membership club that offers its members an opportunity to obtain a variety of member services, including golf playing privileges at prestigious private clubs worldwide that feature a Jack Nicklaus Signature or Nicklaus Design golf course. Membership in the Golf Club is by invitation only and is restricted to members of the golf clubs that agree to participate in the program ("Host Clubs"). There currently are approximately 70 Host Clubs. Members enjoy reciprocal playing and guest privileges at each of the Host Clubs. The current membership fee is $295 per year. There is no membership fee to the participating Host Clubs and each is permitted to impose a direct charge for golf playing privileges extended to Golf Club members. In addition to fees generated from its members, the Company may receive revenues through travel services and the sale of golf-related products. The Company believes the availability of the Golf Club assists the Company's marketing efforts on behalf of Nicklaus Design.

TICKETMASTER GOLF

Subsequent to December 31, 1996, the Company entered into an agreement with Ticketmaster Group, Inc. to establish a joint venture that will contract with golf courses across the United States to offer golfers the benefits of convenient advance ticketing for specific tee times. The joint venture, called Ticketmaster Golf will be based in Orlando, Florida and is expected to be operational in the summer of 1997. Ticketmaster Golf will use Ticketmaster's proprietary computerized distribution system to eliminate the tedious search for available tee times at leading daily fee golf courses. Golfers will be able to purchase tee times by phone or through the Internet as much as one year in advance, depending on the golf course. Under the terms of the joint venture agreement, the Company will provide certain marketing services and will be entitled to a 50% participation interest in the operations of the joint venture. In addition, under the terms of the agreement, the Company has a financial commitment for an initial capital contribution of approximately $500,000.

COMPETITION AND SEASONALITY

The Company's competition varies among its business lines. The markets in which the Company competes in its Golf Division generally are highly competitive. The Company's golf practice and instruction facilities compete against other golf centers, traditional golf ranges, golf courses and other recreational pursuits. Competition for prime locations is intense. Competition associated with the Company's golf practice and instruction facilities primarily relates to the location, the quality of the facilities and services offered, marketing of the facilities and proximity to other golf centers. In the providing of golf course construction and golf course management and consulting services, the Company faces competition both domestically and internationally from several national golf course construction firms and golf course management firms, as well as from several smaller regional firms. Competition in golf course construction is based primarily on reputation, quality of service, experience and price. While many of the Company's Golf Division competitors and potential competitors have considerably greater financial resources and experience than does the Company, the Company believes that its well recognized brand names and its reputation for providing high quality, innovative products and services will distinguish it from its competitors.

The consumer markets for goods and services in which the Company's Marketing Division competes are extremely competitive, with the Company's products and services competing against a mix of established brand name consumer products and services, products and services licensed or endorsed by sports and entertainment celebrities, private-label products and generic products that have not established a distinct brand identity. Competition in these products and services is primarily centered on styling, quality, price, brand recognition and service. In order for the Company to be competitive in these marketplaces, the Company must effectively maintain and promote the unique brand image of its services and its licensed products among consumers and establish strong marketing relationships with manufacturers and distributors of products which enhance that brand image. While the Company believes that its strong brand name recognition and established licensing and distribution networks will enable it to compete effectively, the Company and its licensees compete with a number of manufacturers and marketers of sporting goods, recreational products, apparel and other consumer products and services, many of which have substantially greater resources than the Company and its licensees and many of which have well recognized brand names and broader and more established distribution networks. These markets also face competition from other leisure and recreational activities, and sales of leisure and recreational products and services are affected by changes in consumer preferences, which are difficult to predict.

Certain of the Company's golf centers are located in northern states that experience decreased demand for the services and products offered through such golf center facilities in the winter months. In an attempt to mitigate such seasonal decreases in demand, the Company is seeking to acquire or develop additional "dome type" golf practice and instruction facilities, which generally experience increased usage during the winter months. In addition, the Company's construction projects are located throughout the world in many geographically diverse locations, many of which are subject to constraints on the amount and type of construction that can be performed during certain months of the year.

EMPLOYEES

As of December 31, 1996, the Company had approximately 282 full-time employees and 177 part-time employees. The number of part-time employees typically increases during peak seasonal periods. The Company has no collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

INTELLECTUAL PROPERTY RIGHTS

The Company's NICKLAUS, JACK NICKLAUS and GOLDEN BEAR brand names are believed by the Company to be well-recognized by consumers and therefore important in the sales of its products. The public identification of these brands has been developed historically through their association with the personal rights of Jack Nicklaus as a living individual to commercialize his personality under common law and various statutes enacted in certain domestic states and foreign countries. The Company has obtained the exclusive royalty-free rights to utilize and license the major trademarks and service marks that have been previously developed under common law, including marks previously registered in the United States and various foreign countries in which products or services currently are sold by the Company and its licensees. Subject to the approval of International, the Company also has the right to obtain the registration of additional trademarks and service marks for the future expansion of its businesses. The Company also has the rights to utilize certain customer lists, trade secrets, know-how, and certain copyrighted materials necessary or useful in the conduct of its business, including intellectual property that previously used to be provided to the predecessors of the Company under license from International.

GOVERNMENTAL REGULATION

The Company's golf centers and its golf course and construction operations are subject to various federal, state, local and foreign laws and regulations designed to protect the environment from waste emissions, the handling, treatment and disposal of solid and hazardous wastes and the remediation of contaminates associated with the use and disposal of hazardous substances. Although the Company believes that it is in substantial compliance with all such laws, ordinances and regulations applicable to its properties and operations, there can be no assurance that compliance with such requirements in the future will not have a material adverse effect on the Company's financial condition. It is the Company's general practice to hire environmental consultants to conduct environmental assessments, including invasive procedures such as soil sampling or ground water analysis, on golf center facilities it owns, operates or intends to acquire or develop, in some cases only limited invasive procedures are conducted on such properties. Accordingly, there may be environmental liabilities or conditions associated with such properties of which the Company is not aware. The Company is also subject to the federal Occupancy Safety and Health Act and other laws and regulations affecting the safety and health of employees. Further, the Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. Additionally, certain restaurants and snack bars at the Company's golf facilities serve alcoholic beverages and are subject to certain state "dram shop" laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served such beverages to the intoxicated individual. The Company is also subject to foreign immigration, labor, safety and environmental laws in those jurisdictions where the Company performs services.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of March 7, 1997 with respect to the executive officers of the Company. The executive officers serve at the discretion of the Company's Board of Directors.

NAME                   AGE  POSITION WITH THE COMPANY
----                   ---  -------------------------
Jack W. Nicklaus       57   Chairman of the Board

Richard P. Bellinger   45   President, Chief Executive Officer and Director

Mark F. Hesemann       44   Senior Vice President and Director

Thomas P. Hislop       40   Senior Vice President and Director

Jack P. Bates          37   Senior Vice President and Chief Financial Officer

JACK W. NICKLAUS serves as the Chairman of the Board of the Company. Mr. Nicklaus founded International, the predecessor of the current Company in 1970 and has served as Chairman of its Board since inception. Mr. Nicklaus, who has been a professional golfer for over 35 years, continues to be one of professional golf's most recognized players. Mr. Nicklaus also has over 25 years experience as a golf course designer, having designed 138 courses in 23 countries. Mr. Nicklaus received the Athlete of the Decade Award (1970-1979) from SPORTS ILLUSTRATED magazine and the Golfer of the Century Award in 1988.

RICHARD P. BELLINGER is a member of the Company's Board of Directors and serves as the President and Chief Executive Officer of the Company. Mr. Bellinger joined International in 1979 as Controller for the golf course and real estate development areas of International. In 1981, he was promoted to Treasurer, and in 1984, became International's Chief Financial Officer. Mr. Bellinger was promoted to Chief Operating Officer of International in 1985 and was named President in 1989. Mr. Bellinger graduated from the University of Miami where he earned both his BBA in accounting and his MBA.

MARK F. HESEMANN is a member of the Company's Board of Directors and serves as the Senior Vice President of the Company, with primary responsibility for the Company's Golf Division. Mr. Hesemann joined International in 1982 as Director of Marketing. He became Executive Vice President of Jack Nicklaus Club Management, a division of International in 1984 and was named Vice President of International in 1985 with responsibility for marketing of Jack Nicklaus Golf Services, the golf course design division of International. He became General Manager of Jack Nicklaus Golf Services in 1986 and assumed the additional responsibility of Senior Vice President of International in 1992. From October 1994 to January 1996, Mr. Hesemann served as Managing Director in charge of all of International's business in Asia. Mr. Hesemann graduated from Indiana University where he earned both a BS in Marketing and an MBA in International Finance.

THOMAS P. HISLOP is a member of the Company's Board of Directors and serves as a Senior Vice President of the Company, with primary responsibility for the Company's Marketing Division. Mr. Hislop joined International in 1984 as Director of Marketing. Mr. Hislop became Vice President of Marketing in 1985 with the responsibility for Jack Nicklaus' marketing and endorsement relationships. Mr. Hislop was named General Manager of Jack Nicklaus Marketing Services in 1986, Senior Vice President of International in 1992 and member of International's Executive Committee in 1994. Mr. Hislop completed his undergraduate education at Bucknell University and obtained his MBA from Harvard Business School.

JACK P. BATES serves as a Senior Vice President and the Chief Financial Officer of the Company. Mr. Bates joined International in 1984. From 1985 to 1993, he served as Treasurer and became Chief Financial Officer, Senior Vice President and an Executive Committee member of International in 1993. Mr. Bates received a Bachelor of Science Degree in Accounting from Florida Southern College.

ITEM 2.  PROPERTIES

The Company's principal executive and administrative offices are located in North Palm Beach, Florida in approximately 16,000 square feet of space leased from International under a sublease agreement with a term that expires in 2000. The Company also leases approximately 3,000 square feet of space in Singapore that is utilized for administrative offices under a lease that expires in 1997. Although the Company considers its executive and administrative offices as adequate and suitable for its current needs, it is evaluating its options with respect to acquiring additional office capacity to accommodate anticipated increased requirements in the near future.

As of December 31, 1996, the Company also operated ten separate golf instruction and practice facilities along with one such facility that was under development. With the exception of one Company owned facility located on approximately 40.8 acres of land in Pittsburgh, Pennsylvania, the underlying real property associated with all of these golf instruction and practice facilities is leased under long-term lease arrangements.

Subsequent to December 31, 1996, the Company acquired three additional existing golf instruction and practice facilities and entered into long-term ground lease agreements for the real property underlying the acquired facilities.


ITEM 3.  LEGAL PROCEDINGS

The Company is a party to various legal proceedings which have arisen in the ordinary course of its business. While the ultimate outcome of these matters cannot be predicated with certainty, the Company does not believe that it is currently involved in any legal proceedings which, individually or in the aggregate, could be expected to have a material adverse effect on the Company's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Class A Common Stock, which was recently issued to the public in its initial public offering on August 1, 1996, is traded on the Nasdaq Stock Market under the symbol "JACK." The high and low sales prices per share of the Class A Common Stock were $20-1/2 and $11, respectively, for the fourth quarter ended December 31, 1996, which represented the first full quarterly period of trading for the stock. As of March 7, 1997, there were 389 registered shareholders of record and approximately 2,850 beneficial shareholders in "street name" of the Company's Class A Common Stock.

The Company's Class B Common Stock is not publicly traded in that all of the outstanding shares of such stock are beneficially owned by members of the Nicklaus family. See Note 7 to the Consolidated Financial Statements included at
Item 8 of this Form 10-K.

No cash dividends have been declared on the Company's Class A Common Stock and Class B Common Stock since the initial public offering on August 1, 1996. Moreover, the Company currently intends to retain any earnings to finance the development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below was derived from the respective year's audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Item 7 herein, together with the Consolidated Financial Statements, including the notes thereto, included at Item 8 of this Form 10-K. Note that the amounts attributable to the operations of JNAI, which were included in the prior years' financial statements on a consolidated basis, have been reclassified to conform to the current year's presentation.

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------
                                                    1996          1995          1994          1993           1992
                                                  ----------    ----------    ----------    ----------     ---------
STATEMENT OF OPERATIONS DATA:                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
   Golf division                                   $ 4,934       $ 2,298       $ 1,905       $ 1,522        $ 2,764
   Construction division                            20,454        19,177         5,599         2,177            ---
   Marketing division                                8,119         7,306         6,476         5,509          4,868
                                                  ----------    ----------    ----------    ----------     ---------
     Total revenues                                 33,507        28,781        13,980         9,208          7,632
                                                  ----------    ----------    ----------    ----------     ---------
Operating costs and expenses:
   Construction and shaping costs                   17,052        16,500         4,737         1,894            ---
   Operating expenses                               11,995         7,327         6,693         5,440          5,172
   Compensation recorded on sale of shares
      to management(1)                               3,000           ---           ---           ---            ---
   Corporate overhead                                3,479         3,121         3,051         2,994          3,315
   Depreciation and amortization                       485           233           199           243            265
                                                  ----------    ----------    ----------    ----------     ---------
       Total costs and expenses                     36,011        27,181        14,680        10,571          8,752
                                                  ----------    ----------    ----------    ----------     ---------
Income (loss) from operations                       (2,504)        1,600          (700)       (1,363)        (1,120)
Other income (expense)                                 322            (1)          (10)            2             27
                                                  ----------    ----------    ----------    ----------     ---------
Income (loss) before income taxes                   (2,182)        1,599          (710)       (1,361)        (1,093)
Provision for income taxes                             248           365           155            43            ---
                                                  ----------    ----------    ----------    ----------     ---------
Net income (loss)                                  $(2,430)      $ 1,234       $  (865)      $(1,404)       $(1,093)
                                                  ==========    ==========    ==========    ==========     =========
Earnings per share:
   Net income (loss)                               $ (0.60)      $  0.41       $ (0.29)      $ (0.47)       $ (0.36)
                                                  ==========    ==========    ==========    ==========     =========
Pro forma earnings per share(2):
   Net income (loss)                               $ (0.57)      $  0.46       $ (0.03)      $ (0.16)       $ (0.36)
                                                  ==========    ==========    ==========    ==========     =========
Weighted average common and common
   equivalent shares outstanding                     4,052         3,000         3,000         3,000          3,000
                                                  ==========    ==========    ==========    ==========     =========

                                                                            DECEMBER 31,
                                                  ------------------------------------------------------------------
                                                   1996(3)        1995          1994          1993           1992
                                                  ----------    ----------    ----------    ----------     ---------

BALANCE SHEET DATA (AT YEAR-END):                                      (DOLLARS IN THOUSANDS)
Working capital (deficit)                          $20,593       $   368        $ (462)       $  314         $  386
Total assets                                        51,407         7,287         3,290         2,499          2,016
Long-term debt                                       5,557            44           113            ---           ---
Shareholders' equity                                38,254         1,030           256         1,110          1,439

(1) Represents compensation deemed to have been received by certain executives in connection with their purchase of shares in Golf Centers. See Note 13 to the Consolidated Financial Statements included at Item 8 herein.
(2) See Note 9 to the Consolidated Financial Statements included at Item 8 herein.
(3) The significant increases in the respective balance sheet data amounts for 1996 is primarily attributable to the Company's initial public offering of
     2.484 million shares of its Class A Common Stock on August 1, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 1996, 1995 and 1994. This discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying audited Consolidated Financial Statements of the Company and the related Notes thereto which are included elsewhere in this 10-K.

OVERVIEW

The Company operates its business through three divisions: the Golf Division, the Construction Division and the Marketing Division. The Golf Division owns, operates and licenses the Company's golf practice and instruction facilities under the JACK NICKLAUS GOLF CENTER, JACK NICKLAUS ACADEMY OF GOLF and GOLDEN BEAR GOLF CENTER brand names, is involved in the marketing of golf course design services on behalf of designers, primarily Nicklaus Design, and provides golf course management and consulting services throughout the world. The Construction Division provides technical construction services in connection with the construction and renovation of golf courses. The Marketing Division is involved primarily in the licensing of NICKLAUS, JACK NICKLAUS and GOLDEN Bear branded products throughout the world, the operation of the NICKLAUS/FLICK GOLF SCHOOLS and the generation of marketing fees related to Jack Nicklaus' personal endorsements (which are reflected in the Company's Consolidated Statements of Operations under the caption related party commissions).

The Company was formed on June 7, 1996 to enter into a reorganization agreement which was consummated on August 1, 1996 upon the closing of an initial public offering of the Company's Class A Common Stock. Parties to the plan of reorganization included, among others, the Company's affiliates, Golf Centers, Paragon and International, a privately owned company controlled by Jack Nicklaus. Pursuant to the agreement, the Company acquired all of the outstanding common stock of Golf Centers and Paragon in exchange for shares of its Class A and Class B Common Stock. In addition, the Company acquired certain assets and assumed certain liabilities of International in exchange for shares of the Company's Class B Common Stock. The transaction was accounted for on an historical cost basis in a manner similar to a pooling of interests as Golden Bear, Golf Centers and Paragon had common stockholders and management.

Consistent with the Company's strategy to increase its ownership and operation of golf practice and instruction facilities, the Company entered into purchase and lease agreements during the year ended December 31, 1996, pursuant to which it acquired 10 existing golf center facilities along with one such facility under development. However, the substantial majority of these acquisitions were consummated during the fourth quarter of 1996, including two that were acquired on December 31, 1996. Prior to the reorganization of the Company on August 1, 1996, the Company owned and operated two golf practice and instruction facilities. Subsequent to the reorganization, the Company acquired eight additional existing golf centers and one under development through December 31, 1996. Certain of the golf centers that were acquired during the fourth quarter of 1996, were in geographical regions that are typically out of season during the fall and winter months. Accordingly, the majority of the golf centers acquired during 1996 did not contribute significantly to the operating performance of the Company for the year ended December 31, 1996. The Company attempts to develop a business plans tailored to the specific markets and renovation requirements of each golf center facility that is acquired. Although the renovation and upgrade programs for these golf centers have commenced, the majority of the recently acquired golf center facilities are not expected to contribute significantly to the Company's operating performance in the near term.

Subsequent to December 31, 1996, the Company acquired three additional existing golf center facilities and is in the process of developing and implementing the respective business plans for each of these facilities. While there is no assurance that it will successfully do so, the Company is seeking to acquire or develop a total of eight additional facilities by the end of 1997, bringing the total to 22 facilities. However, such plans are subject to obtaining sufficient financing, and the Company likewise is focusing its efforts on integrating the operations of the golf centers acquired to-date and on implementing proper internal controls and systems at such centers.

While there is no assurance that the Company will achieve continued growth, the Company believes that its growth will continue as it pursues its business plan to acquire additional golf practice and instruction facilities and to expand its construction and licensing operations.

RESULTS OF OPERATIONS

The following table sets forth the pro forma operating results (as a percentage of net revenues) for the periods indicated by each item reflected in the Company's Consolidated Statements of Operations. Pro forma operations reflect adjustments to historical operating results for Federal and state income taxes as if the predecessor entities comprising the current Company had been taxed as C corporations rather than S corporations.

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                              1994         1995         1996
                                              ----         ----         ----
Revenues:
   Golf Division                              13.6%         8.0%        14.8%
   Construction Division                      40.1         66.6         61.0
   Marketing Division                         46.3         25.4         24.2
                                              ----         ----         ----
Total Revenues                               100.0        100.0        100.0

Operating Costs and Expenses:
   Golf Division                              12.0          6.5         16.4
   Construction Division                      43.1         60.9         55.8
   Marketing Division                         26.7         15.4         14.5
   Compensation recorded on sale
       of shares to management                 0.0          0.0          9.0
   Corporate Overhead                         21.8         10.8         10.4
   Depreciation and Amortization               1.4           .8          1.4
                                              ----         ----         ----
Total Costs and Expenses                     105.0         94.4        107.5

Operating Income (Loss)                       (5.0)         5.6         (7.5)
Other Income (Expense)                        (0.1)         0.0          1.0
                                              ----         ----         ----
Income (Loss) before Income Taxes             (5.1)         5.6         (6.5)
Pro Forma Income Tax
    Provision (Benefit)                       (4.4)         0.8          0.4
                                              ----         ----         ----

Pro Forma Net Income (Loss)                   (0.7)%        4.8%        (6.9)%
                                              ====         ====         ====


YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

Total revenues increased 16.4% to $33.5 million in 1996 from $28.8 million in 1995. The increase in total revenues was principally the result of an increase in Golf Division revenues to $4.9 million in 1996 from $2.3 million in 1995, attributable primarily to the recent acquisitions of 10 existing golf centers, that contributed to revenues starting with their respective acquisition dates. The Company's Construction Division revenues increased to $20.5 million in 1996 from $19.2 million in 1995. The Company limited the number of new construction contracts that it undertook during 1996 in an effort to complete the implementation of new systems and the integration of new staff to properly position it for future growth. Marketing Division revenues increased to $8.1 million in 1996 from $7.3 million in 1995 due to increased revenues from licensing and other operations, which were offset in part by a decrease in golf instruction revenues of approximately $0.2 million. The decrease in golf instruction revenues resulted primarily from reduced revenues attributable to a significant corporate client during 1996.

The Company incurred a net operating loss for 1996 due primarily to a one-time charge of $3.0 million associated with the purchase of shares of Golf Centers by certain executives (see Note 13 of the Consolidated Financial Statements). Exclusive of the effect of the one-time expense, operating income would have decreased approximately $1.1 million in 1996 as compared to 1995. Exclusive of the effect of the one-time charge, operating income as a percentage of total revenues decreased to 1.5% in 1996 from 5.6% in 1995. This $1.1 million decrease was primarily a result of increased operating expenses and corporate overhead, offset in part by an increase in the gross margin realized by the Construction Division. The gross margin realized in the Construction Division increased due primarily to a differing mix of projects in process during 1996. Operating expenses as a percentage of total revenues were 35.8% and 25.5% for 1996 and 1995, respectively. The increase in operating expenses for 1996 resulted primarily from operating the 10 newly acquired golf center facilities and additional expenses incurred to support the expansion of the Company's businesses. During 1996, the Company incurred additional costs attributable to the implementation of new systems and the integration of its recently acquired golf center facilities.

Corporate overhead, consisting primarily of corporate headquarters rent and occupancy costs, as well as corporate management and employees, increased to $3.5 million in 1996 from $3.1 million in 1995. Management anticipates that corporate overhead will continue to increase due to planned systems upgrades and additions of personnel, together with the increased costs associated with operating the Company as a separate public company and the expansion of the Company's businesses.

Other income of $0.3 million in 1996 was primarily attributable to interest income on the unexpended proceeds from the Company's initial public offering which have been invested in short-term commercial paper instruments and repurchase agreements. Interest income for 1995 was not material to the Company's results of operations.

Prior to the reorganization of the Company on August 1, 1996, Golf Centers and Paragon were S Corporations for Federal and state income tax reporting purposes and International Carveout was a division of International, which was likewise an S Corporation. As S corporations prior to the reorganization, Golf Centers, Paragon and International have historically only paid foreign income taxes and have not paid United States Federal and state income taxes. The pro forma United States income taxes were based on an approximate effective rate of 39% (See Note 9 of the Consolidated Financial Statements).

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

Total revenues increased 105.9% to $28.8 million in 1995 from $14.0 million in 1994. The $14.8 million increase in total revenues was principally the result of an increase of Construction Division revenues to $19.2 million from $5.6 million. The increase in Construction revenues resulted from an increase in the number of construction jobs both domestic and international. Golf Division revenues also improved to $2.3 million in 1995 from $1.9 million in 1994, attributable primarily to an increase in the number of licensed facilities. In addition, the Company experienced an increase in Marketing Division revenues to $7.3 million in 1995 from $6.5 million in 1994, principally due to increased sales of branded consumer products and services and increased revenues generated by the Company's NICKLAUS/FLICK GOLF SCHOOLS.

Operating income (after corporate overhead) increased to $1.6 million in 1995 from a loss of $0.7 million in 1994. Operating income (after corporate overhead) as a percentage of total revenues increased to 5.6% in 1995 from a loss of 5.0% in 1994, primarily as a result of improved 1995 operating margins (before corporate overhead) in the Construction Division of 8.6% as compared to (7.6)% in 1994 and the achievement of operating efficiencies in overhead in 1995 as the higher level of total revenues was spread over a relatively stable level of corporate overhead. The improved operating margins (before corporate overhead) in the Construction Division in 1995 resulted from increased gross profits of the Division being spread over a relatively stable level of divisional operating expenses. The Marketing Division's operating margins (before corporate overhead) declined to 38.2% in 1995 from 41.6% in 1994, primarily due to increased expenses of $0.2 million incurred in connection with the establishment of the Jack Nicklaus International Club.

Corporate overhead, consisting primarily of corporate headquarters rent and occupancy costs, as well as corporate management and employees, remained constant at approximately $3.1 million in 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES

On August 1, 1996 Golden Bear closed an initial public offering of 2,484,000 shares of its Class A Common Stock and received net proceeds (after deducting underwriting discounts and offering costs) of approximately $35.2 million. Approximately $1.6 million of the proceeds were utilized to repay indebtedness incurred by the Company in connection with the acquisition of the Cool Springs Golf Center which was owed to Jack Nicklaus. In addition, approximately $12.2 million of the proceeds have been used to fund the acquisition of certain other golf centers along with an additional $2.5 million used for capital improvements to the recently acquired golf center facilities through December 31, 1996. The remaining proceeds, which have been invested in short-term commercial paper instruments and repurchase agreements, will be used for working capital and general corporate purposes including the acquisition and development of golf practice and instruction facilities, additional advertising and expansion of the Company's product development efforts, both domestically and internationally. At December 31, 1996 and 1995, the Company had working capital of $20.6 million and $0.4 million, respectively, and $16.5 million and $0.3 million, respectively in cash and cash equivalents.

Net cash used in operations was $4.4 million for the year ended December 31, 1996 compared to net cash provided by operations of $0.5 million for the year ended December 31, 1995. The decrease in net cash provided by (used in) operations was primarily attributable to changes in the account balances associated with accounts payable and costs and estimated earnings in excess of billings on uncompleted construction contracts for the respective periods and purchases of inventory during 1996 for several of the Company's newly acquired golf centers, together with a decrease in net income (loss) for the year ended December 31, 1996. Exclusive of the effect of a one-time, noncash charge of $3.0 million associated with the purchase of shares of Golf Centers by certain executives (see Note 13 of the Consolidated Financial Statements), Net income
(loss) would have decreased approximately $0.7 million for the year ended December 31, 1996 as compared to the year ended December 31, 1995.

Net cash used in investing activities was $18.1 million for the year ended December 31, 1996 compared to $0.3 million for the year ended December 31, 1995. The increase in cash used for investing activities resulted from the acquisition and renovation of golf centers during 1996 as described above.

Net cash provided by (used in) financing activities was $38.7 million for the year ended December 31, 1996 as compared to $(0.4) million for the year ended December 31, 1995. The increase in cash provided by financing activities primarily resulted from the proceeds received in the Company's initial public offering.

Subject to obtaining sufficient financing, the Company intends to continue its acquisition of golf practice and instruction facilities during 1997. The Company plans to finance the acquisitions of facilities in 1997 with the remaining net proceeds from the offering and mortgage financing secured by the facilities acquired. The Company may also enter into various leasing arrangements for new facilities which may not require a significant initial cash outlay or deferred obligations may be issued to the sellers of such facilities as part of the purchase price. In connection with the acquisition of certain golf center facilities during 1996, the Company incurred indebtedness under both capital lease obligations and notes payable to the sellers of such acquired golf centers (see Note 6 of the Consolidated Financial Statements). Actual expenditures in 1997 will depend on, among other things, the availability of funds, the availability of suitable facilities, the location and condition of the acquired facilities (i.e. whether significant capital improvements are necessary), whether the Company acquires or leases the related land, competitive developments and strategic marketing decisions.

To provide for additional liquidity, the Company is seeking to obtain a $15-$20 million line of credit from a bank or other financial institution. Any such credit facility would likely include customary representations and warranties and covenants with respect to the conduct of the Company's business and require the maintenance of various financial ratios, which could limit amounts available to be borrowed under the facility. There can be no assurance that the Company will obtain this credit facility or as to the amount or terms of any such facility. In addition, the Company has outstanding indebtedness under a revolving credit note that matures in May, 1997 (see Note 6 of the Consolidated Financial Statements).

The Company believes that the remaining proceeds from the initial public offering, together with cash provided by operations will be sufficient to meet its operating needs through the end of 1997. However, the acquisition of all of the new golf centers that the Company is seeking to acquire during 1997 is subject to obtaining additional financing. If the Company obtains the line of credit financing described in the prior paragraph, the Company believes that it would have sufficient funds to continue its planned acquisition and expansion strategy through 1997. Beyond such period, the Company will be required to raise additional capital in order to meet its planned acquisition and expansion strategy. Such capital may be raised by the issuance of additional equity or by incurring additional indebtedness. There is no assurance that the Company will be able to obtain additional capital in a timely manner on favorable terms or at all. To the extent that the Company is not able to obtain additional capital, the Company may be required to delay or reduce its planned acquisition and expansion strategy. In addition, in appropriate situations, the Company may seek financing from other sources or may enter into joint ventures and other collaborative or licensing arrangements for the acquisition and operation of additional golf practice and instruction facilities.

CURRENCY FLUCTUATIONS

Although substantially all of the Company's contracts are denominated in United States dollars, fluctuations in the value of foreign currencies relative to the United States dollar impact the Company's results of operations. A substantial portion of the revenues of the Company's overseas licensees are generated in foreign currencies and accordingly, fluctuations in the values of these currencies relative to the United States dollar could have a material adverse effect on the Company's profitability. Royalty payments received by the Company relating to foreign licensing arrangements are generally based on the exchange rate at the time of payment. In addition, the Company's construction contracts are also denominated in dollars and accordingly the effective cost to customers for construction services performed overseas will increase or decrease as foreign currencies fluctuate relative to the United States dollar, unless the Company changes its United States dollar prices to reflect the fluctuations in currency. The Company does not currently engage in hedging activities with respect to such currency fluctuations, but may do so in the future.

INFLATION

The Company does not believe that the relatively moderate rates of inflation experienced in the United States over the last three years have had a significant effect on its revenues or profitability. Although higher rates of inflation have been experienced in a number of foreign countries in which the Company does business, the Company does not believe that such rates have had a material effect on the Company's revenues or profitability.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this 10-K will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEX TO CONSOLDATED FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
FINANCIAL STATEMENTS:
Report of Independent Certified Public Accountants.......................21
Consolidated Balance Sheets as of December 31, 1996 and 1995.............22
Consolidated Statements of Operations for the years
   ended December 31, 1996, 1995 and 1994................................23
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994................................24
Consolidated Statements of Cash Flows for the years
   ended December 31, 1996, 1995 and 1994................................25
Notes to Consolidated Financial Statements...............................27

FINANCIAL STATEMENT SCHEDULE:
Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994................................51


Consolidated Financial Statement Schedules not included have been omitted because they are not applicable or the required information is presented in the Consolidated Financial Statements or notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Golden Bear Golf, Inc.:

We have audited the accompanying consolidated balance sheets of Golden Bear Golf, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Bear Golf, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
     February 21, 1997.

                             GOLDEN BEAR GOLF, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                          DECEMBER 31,
                                                                                 --------------------------------
                                                                                    1996                 1995
                                                                                 ------------        ------------
                                                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $ 16,477,420        $    347,010
   Accounts receivable, net of allowances of $540,806 in 1996
      and $511,833 in 1995                                                          5,352,224           4,728,461
   Due from International                                                             843,235             647,146
   Costs and estimated earnings in excess of billings on uncompleted contracts      3,341,500             666,338
   Inventory                                                                        1,953,857              30,236
   Prepaid expenses and other current assets                                          221,800             162,251
                                                                                 ------------        ------------

           Total current assets                                                    28,190,036           6,581,442

PROPERTY AND EQUIPMENT, net                                                        18,347,927             582,586

INTANGIBLES AND OTHER ASSETS                                                        4,868,919             123,166
                                                                                 ------------        ------------

           Total assets                                                          $ 51,406,882        $  7,287,194
                                                                                 ============        ============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                              $  3,542,187        $  3,594,236
   Accrued liabilities and other                                                    1,871,915           1,107,200
   Billings in excess of costs and estimated earnings on uncompleted contracts        419,705             602,990
   Deferred revenue                                                                   449,515             689,715
   Current portion of notes payable and capital leases                              1,313,383             219,225
                                                                                 ------------        ------------

           Total current liabilities                                                7,596,705           6,213,366
                                                                                 ------------        ------------

NOTES PAYABLE AND CAPITAL LEASES, net of current portion                            5,556,667              43,510
                                                                                 ------------        ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 20,000,000 shares authorized,
     no shares issued and outstanding                                                     ---                 ---
   Common stock-
     Class A, $.01 par value, 70,000,000 shares authorized, 2,744,812 and
       240,000 shares issued and outstanding in 1996 and 1995, respectively            27,448               2,400
     Class B, $.01 par value, 10,000,000 shares authorized, 2,760,000
       shares issued and outstanding                                                   27,600              27,600
   Additional paid-in capital                                                      40,850,358             840,000
   Retained earnings (deficit)                                                     (2,651,896)            160,318
                                                                                 ------------        ------------

           Total shareholders' equity                                              38,253,510           1,030,318
                                                                                 ------------        ------------

           Total liabilities and shareholders' equity                            $ 51,406,882        $  7,287,194
                                                                                 ============        ============


        The accompanying notes are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------------------------
REVENUES:                                                                        1996                 1995                 1994
                                                                             ------------         ------------         ------------
   Golf Division-
     Golf centers and academy fees and royalties                             $  3,653,056         $    986,790         $    744,549
     Related party commissions                                                  1,281,326            1,310,523            1,160,371
                                                                             ------------         ------------         ------------
       Total golf division                                                      4,934,382            2,297,313            1,904,920
                                                                             ------------         ------------         ------------

   Construction Division                                                       20,454,052           19,177,460            5,598,978
                                                                             ------------         ------------         ------------

   Marketing Division-
     Golf instruction revenues                                                  3,339,184            3,535,444            2,965,482
     Licensing and other revenues                                               2,704,108            2,235,135            2,172,739
     Income from operations of JNAI                                             1,431,616            1,056,069            1,037,698
     Related party management fees                                                643,587              480,000              300,000
                                                                             ------------         ------------         ------------
       Total marketing division                                                 8,118,495            7,306,648            6,475,919
                                                                             ------------         ------------         ------------

       Total revenues                                                          33,506,929           28,781,421           13,979,817
                                                                             ------------         ------------         ------------

OPERATING COSTS AND EXPENSES:
   Construction and shaping costs                                              17,052,253           16,500,035            4,736,600
   Operating expenses                                                          11,994,477            7,326,740            6,693,399
   Compensation recorded on sale of shares to management                        3,000,000                 --                   --
   Corporate overhead                                                           3,479,181            3,121,257            3,051,444
   Depreciation and amortization                                                  485,362              233,041              198,710
                                                                             ------------         ------------         ------------
       Total operating costs and expenses                                      36,011,273           27,181,073           14,680,153
                                                                             ------------         ------------         ------------

       Income (loss) from operations                                           (2,504,344)           1,600,348             (700,336)
                                                                             ------------         ------------         ------------

OTHER INCOME (EXPENSE):
   Interest income                                                                525,388               37,166               17,929
   Interest expense                                                              (210,226)             (25,255)              (7,541)
   Other                                                                            6,568              (12,954)             (20,069)
                                                                             ------------         ------------         ------------
       Total other income (expense)                                               321,730               (1,043)              (9,681)
                                                                             ------------         ------------         ------------

       Income (loss) before income taxes                                       (2,182,614)           1,599,305             (710,017)

PROVISION FOR INCOME TAXES                                                        247,919              365,430              155,618
                                                                             ------------         ------------         ------------

       Net income (loss)                                                     $ (2,430,533)        $  1,233,875         $   (865,635)
                                                                             ============         ============         ============

EARNINGS PER SHARE:
   Net income (loss)                                                         $      (0.60)        $       0.41         $      (0.29)
                                                                             ============         ============         ============

PRO FORMA EARNINGS PER SHARE (Note 9):
   Net income (loss)                                                         $      (0.57)        $       0.46         $      (0.03)
                                                                             ============         ============         ============

Weighted average common and common
   equivalent shares outstanding                                                4,051,887            3,000,000            3,000,000
                                                                             ============         ============         ============

        The accompanying notes are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                           RETAINED
                                         CLASS A         CLASS B        ADDITIONAL        EARNINGS/
                                          COMMON          COMMON         PAID-IN          DIVISIONAL
                                          STOCK           STOCK          CAPITAL            EQUITY            TOTAL
                                        -----------     -----------    -------------     -------------     -------------
BALANCE, December 31, 1993              $    2,400       $  27,600       $   90,000       $   990,045        $1,110,045

Capital contributions to Paragon               ---             ---          750,000               ---           750,000

Divisional transfers to International          ---             ---              ---          (738,794)         (738,794)

Net loss                                       ---             ---              ---          (865,635)         (865,635)
                                        -----------     -----------    -------------     -------------     -------------

BALANCE, December 31, 1994                   2,400          27,600          840,000          (614,384)          255,616

Divisional transfers to International          ---             ---              ---          (459,173)         (459,173)

Net income                                     ---             ---              ---         1,233,875         1,233,875
                                        -----------     -----------    -------------     -------------     -------------

BALANCE, December 31, 1995                   2,400          27,600          840,000           160,318         1,030,318

Sale of shares to management                   ---             ---        1,500,000               ---         1,500,000

Compensation recorded on sale
   of shares to management                     ---             ---        3,000,000               ---         3,000,000

Initial public offering, net                24,840             ---       35,177,574               ---        35,202,414

Exercise of stock options                      208             ---          332,784               ---           332,992

Divisional transfers to International
   prior to initial public offering            ---             ---              ---          (381,681)         (381,681)

Net loss                                       ---             ---              ---        (2,430,533)       (2,430,533)
                                        -----------     -----------    -------------     -------------     -------------

BALANCE, December 31, 1996               $  27,448       $  27,600      $40,850,358       $(2,651,896)      $38,253,510
                                        ===========     ===========    =============     =============     =============

        The accompanying notes are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                1996                1995               1994
                                                                ---------------     ---------------    ---------------
   Net income (loss)                                             $  (2,430,533)       $  1,233,875      $    (865,635)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depreciation and amortization                                    485,362             233,041            198,710
      Depreciation included in construction and shaping costs          111,239              90,230             52,536
      Provision for uncollectibles                                      45,870              98,046            476,962
      Compensation recorded on sale of shares to management          3,000,000                 ---                ---
      Changes in assets and liabilities:
         Accounts receivable                                          (669,633)         (3,271,756)        (1,514,673)
         Due from International                                       (196,089)           (617,057)           (69,488)
         Costs and estimated earnings in excess of billings
            on uncompleted contracts                                (2,675,162)           (472,161)          (194,177)
         Inventory                                                  (1,923,621)            (30,236)               ---
         Prepaid expenses and other current assets                     (59,549)             79,074           (103,392)
         Intangibles and other assets                                 (399,507)             70,783              9,743
         Accounts payable                                              (52,049)          2,993,965            193,506
         Accrued liabilities and other                                 764,715             536,410            321,508
         Billings in excess of costs and estimated earnings
            on uncompleted contracts                                  (183,285)           (226,802)           633,524
         Deferred revenue                                             (240,200)           (168,304)           364,554
                                                                ---------------     ---------------    ---------------

           Net cash provided by (used in) operating activities      (4,422,442)            549,108           (496,322)
                                                                ---------------     ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of golf centers                                     (15,036,093)                ---                ---
   Capital expenditures, net                                        (3,087,241)           (269,744)          (295,372)
                                                                ---------------     ---------------    ---------------

           Net cash used in investing activities                   (18,123,334)           (269,744)          (295,372)
                                                                ---------------     ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from initial public offering, net                       35,202,414                 ---                ---
   Proceeds from sale of shares to management                        1,500,000                 ---                ---
   Proceeds from capital contributions to Paragon                          ---                 ---            750,000
   Proceeds from exercise of stock options                             332,992                 ---                ---
   Proceeds from note payable - shareholder                          1,625,000                 ---                ---
   Repayment of note payable - shareholder                          (1,625,000)                ---                ---
   Proceeds from notes payable                                       1,800,000                 ---            200,242
   Payments on notes payable and capital leases                       (453,515)            (62,975)           (24,532)
   Proceeds from revolving credit facility, net                        675,976             150,000                ---
   Divisional transfers to International                              (381,681)           (459,173)          (738,794)
                                                                ---------------     ---------------    ---------------

           Net cash provided by (used in) financing activities      38,676,186            (372,148)           186,916
                                                                ---------------     ---------------    ---------------

           Net increase (decrease) in cash and cash equivalents     16,130,410             (92,784)          (604,778)

CASH AND CASH EQUIVALENTS, beginning of year                           347,010             439,794          1,044,572
                                                                ---------------     ---------------    ---------------

CASH AND CASH EQUIVALENTS, end of year                           $  16,477,420        $    347,010      $     439,794
                                                                ===============     ===============    ===============


        The accompanying notes are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)


                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------------
                                                                     1996                1995               1994
                                                                ---------------     ---------------    ---------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   OPERATING AND INVESTING ACTIVITIES:
      Compensation recorded on sale of shares to management      $   3,000,000      $          ---     $          ---
      Golf center acquisitions accounted for as capital leases   $   2,465,757      $          ---     $          ---
      Notes payable issued in acquisition of golf centers        $   1,700,000      $          ---     $          ---
      Deferred profit participation obligation issued in
         connection with acquisition of golf center              $     419,097      $          ---     $          ---

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
      Cash paid for interest                                     $     210,226      $       24,962     $        7,541
      Cash paid for income taxes                                 $     201,835      $       57,500     $      155,618

        The accompanying notes are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of Golden Bear Golf, Inc. and its subsidiaries ("Golden Bear" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

Golden Bear was formed on June 7, 1996 to enter into an exchange agreement which was consummated on August 1, 1996 upon the closing of an initial public offering of Golden Bear's Class A Common Stock. Parties to the plan of reorganization included, among others, Golden Bear's affiliates, Golden Bear Golf Centers, Inc. ("Golf Centers"), Paragon Golf Construction, Inc. ("Paragon") (collectively, the "Constituent Companies") and Golden Bear International, Inc. ("International"). Pursuant to the exchange agreement, Golden Bear acquired all of the outstanding common stock of the Constituent Companies in exchange for an aggregate of 1,668,000 shares of its Class A and Class B Common Stock. In addition, Golden Bear acquired certain assets and assumed certain liabilities of International ("International Carve-out") in exchange for 1,332,000 shares of Class B Common Stock. The transaction was accounted for on an historical cost basis in a manner similar to a pooling of interests as Golden Bear and the Constituent Companies had common stockholders and management. Therefore, the financial statements of Golden Bear and the Constituent Companies for all periods prior to the reorganization are presented in a combined format.

Certain amounts attributable to the operations of Jack Nicklaus Apparel International ("JNAI"), which were included in the prior years' financial statements on a consolidated basis, have been reclassified to conform to the current year's presentation. See Note 8, Operations of JNAI.

Golf Centers was incorporated in December 1992 to offer franchise opportunities for the operation of golf instruction and practice facilities that consist of practice stations and the teaching techniques developed by Jack Nicklaus, Jim Flick and the International staff. In connection with the franchise program, Golf Centers enters into various agreements with franchisees including, but not limited to, development and license agreements which provide for the establishment and operation of golf centers and use of various trademarks, trade names and associated logos and symbols. In addition, Golf Centers also owns and operates its own golf instruction and practice facilities at numerous locations in several states.

Paragon was incorporated in October 1992 to provide golf course construction, shaping and consulting services to customers located throughout the world. Construction and shaping work is performed under both cost-plus-fee contracts and fixed-price contracts. Paragon also manages or supervises, for a fee, the construction projects of others. The length of Paragon's contracts varies but typically is less than two years.

International Carve-out, which is now part of the Company, provides golf club management services, operates golf academies, licenses the brand names of Nicklaus, Jack Nicklaus and Golden Bear and in addition, develops and conducts golf instruction. International Carve-out receives 30% of all revenues received by Jack Nicklaus for personal endorsement services with various companies. International Carve-out also receives a 10% management fee based on the golf course design fees received by International. See Note 13, Related Party Transactions.

International is a privately owned company controlled by Jack Nicklaus, primarily involved in golf course design and consulting, the development of residential communities and daily fee golf courses, the manufacture and marketing of golf clubs and equipment and the production and marketing of golf and other sporting events.

The financial statements of International Carve-out for all periods prior to the reorganization, which are included in the accompanying Consolidated Financial Statements, have been prepared from the books and records of International. As such, the consolidated statements of operations include allocations of expenses between International Carve-out and the other divisions of International which are material in amount. Such expenses include allocations for corporate overhead, payroll, facilities, administration and other overhead which were allocated to International Carve-out using a proportional cost method of allocation because specific identification of such expenses was not practicable. Management believes that such allocations are representative of the respective stand-alone expenses based on International Carve-out's operations, and are further supported by agreements that were entered into in connection with the reorganization of the Company. The divisional equity of International Carve-out includes transfers to International, representing cash generated by International Carve-out that was used in other operations of International.

In the opinion of management, the results of operations and cash flows of International Carve-out are properly reflected in the accompanying Consolidated Financial Statements.

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid investment instruments with a maturity of three months or less when purchased. Such investments, totaling $13.9 million and $0 at December 31, 1996 and 1995, respectively, are comprised primarily of interest bearing short-term commercial paper and repurchase agreements.

ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION

GOLF CENTERS

Revenues attributable to the operations of the Company's golf instruction and practice facilities include practice range fees, miniature golf fees, batting cage fees, lessons, food and beverage operations, and retail merchandise sales. Such revenues are recognized concurrent with the time the services or products are provided.

Revenues also include franchise fees and royalty fees received from franchisees. Franchise fees relate to the establishment of the golf centers and royalty fees relate to the providing of assistance by Golf Centers with marketing, training and other operational issues. Accordingly, franchise fees are recognized as revenue when substantially all such services required under the development agreement have been performed. Royalty fees are based upon franchisees' adjusted gross revenues, as defined, and are recognized as revenues when earned.

Deferred revenue includes franchise fees due or collected in excess of amounts earned of $86,275 and $190,000 as of December 31, 1996 and 1995, respectively.

PARAGON

Paragon records profits on long-term construction and shaping contracts using the percentage-of-completion method, measured by the percentage of costs incurred to date as compared to estimated total cost for each contract. This method is used as management considers expended contract costs to be the best available measure of progress on these contracts. Provision for estimated losses on uncompleted contracts are made in the period in which the Company determines that such losses are probable.

Construction and shaping costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs and depreciation costs. Operating expenses are charged to expense as incurred.

Accounts receivable are principally from owners of golf courses under construction. Paragon performs periodic reviews to determine the collectability of its receivables and maintains allowances for potential credit losses.

Approximately 24% of the Company's total consolidated revenues for 1996 were attributable to two unaffiliated customers of Paragon, comprised of SEG Hangzhou Development Corporation ("SEG") and Aspen Glen Golf Company ("Aspen"). Accounts receivable at December 31, 1996 include $599,531 due from SEG and $874,209 due from Aspen. During 1995, revenues from Montreux Golf Club Limited, an unaffiliated Paragon customer, represented approximately 16% of the Company's total consolidated revenues. Accounts receivable at December 31, 1995 included approximately $1.0 million due from this same customer.

INTERNATIONAL CARVE-OUT

Fees received for golf management services are generally received and recorded over the life of the related contracts. Golf academy and golf instruction revenues are recognized concurrent with the time the services are rendered. License revenue is recognized over the term of the underlying license agreement, generally from five to ten years.

International Carve-out is also entitled to receive 30% of the revenues received by International or Jack Nicklaus for personal endorsement services with various companies, along with a management fee representing 10% of the golf course design fees received by International. Related revenues are recognized as International or Jack Nicklaus become entitled to receive such personal endorsement fees and as International receives its design fees. International generally receives deposits ranging from 10% to 50% for its design services. The remaining design fee is received in installments over the period of the design contract.

INVENTORY

Inventory is comprised primarily of finished goods such as golfing apparel, golf clubs and accessories that are held for retail sale in the pro shops of the Company's golf center facilities. Such inventory is valued at the lower of cost or market based on the first-in, first-out inventory method.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Construction in progress is comprised of ongoing development costs associated with the planned upgrades and additions to golf center facilities acquired by the Company that have yet to be placed in service. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized currently.

The Company revises the estimated useful lives of property and equipment acquired through its golf center acquisitions to conform with its policies regarding property and equipment. Depreciation is provided over the estimated useful lives of the assets involved using the straight-line and accelerated methods. The estimated useful lives generally are: ten to thirty years for buildings and improvements, three to seven years for leasehold improvements and five to ten years for equipment, furniture and fixtures. The buildings and improvements acquired in connection with the Company's acquisition of golf centers are depreciated over periods that do not exceed the terms of the related ground leases for the underlying real property, including options to extend the respective terms.

INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist primarily of the cost of acquired golf center facilities in excess of the fair value of the net tangible assets acquired. The cost in excess of the fair value of net tangible assets is amortized over periods ranging from ten to thirty years on a straight-line basis. Such costs acquired in connection with the Company's acquisition of golf centers are amortized over periods that do not exceed the terms of the related ground leases for the underlying real property, including options to extend the respective terms.

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets, including certain identifiable intangibles, and the goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of intangible assets or whether the remaining balance of intangible assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible assets in measuring their recoverability.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other, billings in excess of costs and estimated earnings on uncompleted contracts, deferred revenue, together with notes payable and capital leases are reflected in the accompanying Consolidated Financial Statements at cost which approximates fair value.

PRO FORMA INCOME TAXES

Prior to the reorganization of the Company which was consummated on August 1, 1996 upon the closing of its initial public offering, Golf Centers and Paragon were S Corporations for Federal and state income tax reporting purposes and International Carve-out was a division of International, which was also an S Corporation. As S corporations prior to the reorganization, Golf Centers, Paragon and International have historically only paid foreign income taxes and have not paid United States Federal and state income taxes. Because the Company became a C corporation as of the date of the reorganization, a pro forma income tax benefit (provision) has been included in the respective pro forma earnings per share amounts presented in the Company's Consolidated Statements of Operations for informational purposes as if the relevant entities were C corporations during all of the years presented. The pro forma United States income taxes were based on an approximate effective rate of 39%. See Note 9, Income Taxes.

PRO FORMA EARNINGS PER SHARE

Pro forma net income (loss) per share is computed by dividing pro forma net income (loss) by the weighted average common and dilutive common equivalent shares outstanding for each year. Common stock equivalents include the dilutive effect of all outstanding stock options using the treasury stock method. The calculation used for 1996 is based upon 4,040,378 average common shares outstanding plus 11,509 average dilutive stock options. The calculation used for 1995 and 1994 is based upon 3,000,000 average common shares outstanding.

2.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted construction and shaping contracts consist of the following for contracts recognized under the percentage-of-completion method of accounting:

                                                      DECEMBER 31,
                                          -------------------------------------
                                               1996                 1995
                                          ----------------     ----------------

Costs incurred on uncompleted contracts     $  23,604,746        $  16,614,195
Estimated earnings                              2,446,337            2,116,225
                                          ----------------     ----------------

                                               26,051,083           18,730,420
Less billings to date                          23,129,288           18,667,072
                                          ----------------     ----------------

                                            $   2,921,795        $      63,348
                                          ================     ================

The amounts associated with costs and estimated earnings on uncompleted construction and shaping costs are included in the accompanying Consolidated Balance Sheets under the following captions:

                                                       DECEMBER 31,
                                           -------------------------------------
                                                1996                 1995
                                           ----------------     ----------------
Costs and estimated earnings in excess of
  billings on uncompleted contracts          $   3,341,500        $     666,338

Billings in excess of costs and estimated
  earnings on uncompleted contracts               (419,705)            (602,990)
                                           ----------------     ----------------

                                             $   2,921,795        $      63,348
                                           ================     ================

Construction contract revenues and the cost of construction contract revenues included in the accompanying Consolidated Statements of Operations consist of the following:

                                 CONSTRUCTION CONTRACT REVENUES               COST OF CONTRACT REVENUES
                                    YEARS ENDED DECEMBER 31,                  YEARS ENDED DECEMBER 31,
                              --------------------------------------    --------------------------------------
                                    1996                 1995                 1996                 1995
                              -----------------    -----------------    -----------------     ----------------
Completed contracts            $    13,182,139     $      4,255,046      $    11,655,967      $     3,391,505
Uncompleted contracts                7,271,913           14,922,414            5,396,286           13,108,530
                              -----------------    -----------------    -----------------     ----------------

                               $    20,454,052      $    19,177,460      $    17,052,253      $    16,500,035
                              =================    =================    =================     ================

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                           DECEMBER 31,
                                               -------------------------------------
                                                    1996                 1995
                                               ----------------     ----------------
Land                                             $   1,918,000       $          ---
Buildings and leasehold improvements                12,293,099              333,337
Equipment, furniture and fixtures                    3,443,209            1,684,103
                                               ----------------     ----------------

                                                    17,654,308            2,017,440
Construction in progress                             2,329,931                  ---
                                               ----------------     ----------------

                                                    19,984,239            2,017,440
Less accumulated depreciation and amortization      (1,636,312)          (1,434,854)
                                               ----------------     ----------------

                                                 $  18,347,927        $     582,586
                                               ================     ================

4.  INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

                                                             DECEMBER 31,
                                                 -------------------------------------
                                                      1996                 1995
                                                 ----------------     ----------------
Costs in excess of tangible net assets acquired    $   4,126,000        $         ---
Investment in JNAI                                       328,604               83,493
Deposits on golf center acquisition                      120,000                  ---
Other                                                    380,123               76,873
                                                 ----------------     ----------------

                                                       4,954,727              160,366
Less accumulated amortization                            (85,808)             (37,200)
                                                 ----------------     ----------------

                                                   $   4,868,919        $     123,166
                                                 ================     ================

5.  ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consist of the following:

                                         DECEMBER 31,
                             -------------------------------------
                                  1996                 1995
                             ----------------     ----------------

Payroll and related costs      $     312,369        $     623,811
Foreign taxes                        266,214              282,464
Other                              1,293,332              200,925
                             ----------------     ----------------

                               $   1,871,915        $   1,107,200
                             ================     ================

6.  NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consist of the following:

                                                                           DECEMBER 31,
                                                               -------------------------------------
                                                                    1996                 1995
                                                               ----------------     ----------------
      Note payable to financial institution, due in monthly
        principal installments of $10,000 plus interest at
        prime + 3/4%, with balloon payment due at maturity
        in August, 2003(1)                                      $   1,760,000          $       ---

      Notes payable to sellers of golf centers, with interest
        ranging from 0% to prime + 1/2%, with maturities
        through August, 2001(2)                                     1,367,008                  ---

      Capital lease obligations, with maturities through
        April, 2025(3)                                              2,454,457                  ---

      Deferred profit participation obligation, payable
         quarterly, discounted at an effective rate of 9%,
         matures December, 2006(4)                                    419,097                  ---

      Revolving credit note with a bank, with interest
         at 8-1/2% payable monthly, matures May, 1997(5)              825,976              150,000

      Secured credit note, with principal and interest
         at 9-1/2% payable monthly, matures July, 1997                 43,512              112,735
                                                               ----------------     ----------------

                                                                    6,870,050              262,735
      Less current portion                                         (1,313,383)            (219,225)
                                                               ----------------     ----------------

                                                                $   5,556,667           $   43,510
                                                               ================     ================

(1) In September 1996, the Company borrowed $1.8 million evidenced by a note payable to a financial institution, secured by certain real property and equipment of its Cool Springs Golf Center. See Note 14, Acquisitions.

(2) Notes payable to sellers is comprised of certain notes associated with the acquisition of golf centers. In September 1996, the Company issued non-interest bearing notes payable of $600,000 in connection with the purchase of East Coast Facilities, secured by certain property and equipment. In connection with specific consulting agreements associated with the acquisition, the Company issued certain principals of East Coast Facilities options to purchase 37,500 shares of its Class A Common Stock which fully vested in September 1996, and are exercisable at any time prior to their expiration in August 1997. Any proceeds from the exercise of the options must be used to repay an equal amount of principal under the promissory notes. Any remaining outstanding principal balance on the notes is due in September 1997. At December 31, 1996, the outstanding principal on these notes was $267,008. See Note 10, Stock Options, and Note 14, Acquisitions.

     Also in September 1996, the Company issued a note payable for $750,000 in connection with its acquisition of Highlander Facilities. The note is secured by certain property and equipment of the golf center and bears interest at 8% payable monthly, with the entire principal due in August 2001. See Note 14, Acquisitions.

     In December 1996, the Company issued a note payable for $350,000 in connection with the purchase of MacDivott's Golf Center. The note is secured by certain property and equipment of the golf center and bears interest at prime + 1/2% payable quarterly, with the entire principal due in December 1999. See Note 14, Acquisitions.

(3) In April 1996, the Company incurred a capital lease obligation of approximately $1.2 million in connection with its acquisition of McDain Golf Center. The capital lease obligation is for a term of 29 years. In addition, the Company incurred another capital lease obligation of approximately $1.2 million as part of the acquisition of Rollandia Golf Park Plus in September 1996, the term of which is for 20 years. See Note 14, Acquisitions.

(4) As part of the purchase price for the acquisition of Pop's Golf Center in December 1996, the Company issued a profit participation obligation payable to one of the former shareholders of the golf center, requiring payment of amounts equal to the greater of $64,000 per year or 4.5% of the project's gross annual revenues for the duration of such periods as the Company owns and operates the facility. For financial statement purposes, the net present value of the minimum payments anticipated to be made under the profit participation obligation of $419,097 has been recorded as a deferred acquisition obligation. See Note 14, Acquisitions.

(5) In 1995, Paragon entered into a revolving credit note agreement with a bank which provides for a line of credit collateralized by substantially all of Paragon's assets. Borrowings under the line of credit are limited to a percentage of eligible accounts receivable, as defined, and may not exceed $1 million through the May 1997 maturity date.

In addition to the foregoing indebtedness, the Company also had indebtedness that originated and was repaid in full during 1996. In June 1996, Jack Nicklaus advanced the Company $1.625 million and the Company issued a note payable to Jack Nicklaus for such amount. The proceeds were used to fund the Cool Springs Golf Center acquisition. See Note 14, Acquisitions. The note payable was repaid in full in August 1996 from the proceeds of the initial public offering.

The revolving credit note contains certain restrictive covenants, including the maintenance of minimum consolidated tangible net worth, as defined, and limits on the total funded debt outstanding on the part of the Company. At December 31, 1996, the Company was out of compliance with respect to its maintenance of the required minimum consolidated tangible net worth, for which it obtained a waiver from the bank. At December 31, 1995, the Company was in compliance with the covenants required by the note agreement.

The following table sets forth the future minimum lease payments under capital lease obligations and the future minimum payments required under the deferred profit participation obligation, together with the present value of the net minimum lease payments and profit participation payments, as of December 31, 1996.

                                                             DEFERRED PROFIT
                                        CAPITAL LEASE         PARTICIPATION
Years ending December 31:                OBLIGATIONS           OBLIGATION
                                       ----------------     ------------------

1997                                     $     249,483       $       64,000
1998                                           259,316               64,000
1999                                           266,691               64,000
2000                                           266,691               64,000
2001                                           266,691               64,000
Thereafter                                   4,504,292              320,000
                                       ----------------     ------------------

Total minimum payments                       5,813,164              640,000
Less amounts representing interest(1)       (3,358,707)            (220,903)
                                       ----------------     ------------------

Present value of minimum payments        $   2,454,457        $     419,097
                                       ================     ==================

(1) Represents amounts necessary to reduce the net minimum payments to present value calculated at the Company's estimated incremental borrowing rate at the inception of the respective obligations.

The aggregate maturities of notes payable, the revolving credit note and the secured credit note were as follows, at December 31, 1996:

                                                                MATURITIES OF
      Years ending December 31:                                 INDEBTEDNESS
                                                               ----------------

      1997                                                       $   1,256,496
      1998                                                             120,000
      1999                                                             470,000
      2000                                                             120,000
      2001                                                             870,000
      Thereafter                                                     1,160,000
                                                               ----------------

                                                                 $   3,996,496
                                                               ================

7.  COMMON STOCK

The shares of Class A Common Stock and Class B Common Stock are identical in all respects, except for voting rights and certain conversion rights and transfer restrictions in respect of the shares of the Class B Common Stock.

Each share of Class A Common Stock entitles the holder to one vote on each matter submitted to a vote of Golden Bear's shareholders and each share of Class B Common Stock entitles the holder to ten votes on each such matter, including the election of directors. Neither the Class A Common Stock nor the Class B Common Stock have cumulative voting rights.

Holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends at the same rate if and when declared by the Board of Directors out of funds legally available therefore, subject to the dividend and liquidation rights of any Preferred Stock that may be issued and outstanding. No dividend or other distribution may be made if after giving effect to such distribution, the Company would not be able to pay its debts as they become due in the usual course of business, or if the Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed at the time of liquidation to satisfy the preferential rights of any holders of Preferred Stock.

There are certain restrictions with respect to the transfer of Class B Common Stock. All of the shares of Class B Common Stock are held by Nicklaus Family Members, as defined. If a holder of Class B Common Stock transfers such shares, whether by sale, assignment, gift, bequest, appointment or otherwise, to a person other than a Nicklaus Family Member, such shares will be converted automatically into shares of Class A Common Stock.

Class A Common Stock has no conversion rights. Class B Common Stock is convertible into Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.

In the event of liquidation, after payment of the debts and other liabilities of Golden Bear and after making provision for the holders of Preferred Stock, if any, the remaining assets of the Company will be distributable ratably among the holders of the Class A Common Stock and Class B Common Stock treated as a single class.

Upon the merger or consolidation of Golden Bear, holders of Class A Common Stock and Class B Common Stock each are entitled to receive equal per share payments or distributions, except that in any transaction in which shares of capital stock are distributed, such shares may differ as to voting rights to the extent and only to the extent that the voting rights of the Class A Common Stock and Class B Common Stock differ at that time.

8.  OPERATIONS OF JNAI

The apparel licensing activities of the Company in the Far East are conducted through JNAI and its various partnerships. The Company serves as a 50% general partner and is generally entitled to receive 50% to 66-2/3% of the cash distributions of the various partnerships' operations. The Company's investment in JNAI is recorded on the equity method.

The following is a summary of the operating results of JNAI:

                                       FOR THE YEARS ENDED DECEMBER 31,
                             -----------------------------------------------------
                                 1996                1995               1994
                             --------------     ---------------    ---------------
Licensing revenues           $   3,929,392       $   3,820,125      $   3,682,506
Operating expenses                 818,877           1,095,232          1,063,229
Provision for income taxes         247,283             644,882            543,881
                             ==============     ===============    ===============
Net income                   $   2,863,232       $   2,080,011      $   2,075,396
                             ==============     ===============    ===============

9.  INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

The Company will file a consolidated Federal income tax return which will include its operations commencing on, and subsequent to, the reorganization of the Company on August 1, 1996. Prior to the reorganization, the respective entities comprising the current Company were S Corporations for Federal income tax reporting purposes, and therefore not subject to Federal income taxes.

The following pro forma income taxes at the Company's estimated effective tax rate of 39% have been reflected in the pro forma earnings per share data presented in the accompanying Consolidated Statements of Operations to show the effects on the Company's operations as if the relevant entities had been C Corporations during all of the years presented. The pro forma taxes reflect consideration of all permanent differences between book and tax income.

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------------------
                                                      1996                1995               1994
                                                  --------------     ---------------    ---------------
Historical income (loss) before income taxes       $ (2,182,614)       $  1,599,305      $    (710,017)
Pro forma benefit (provision) for income taxes         (120,588)           (230,350)           608,674
                                                  --------------     ---------------    ---------------

Pro forma net income (loss)                        $ (2,303,202)       $  1,368,955      $    (101,343)
                                                  ==============     ===============    ===============

The components of the provision for income taxes for the respective fiscal years consist of the following:

                                           FOR THE YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------------
                                     1996                1995               1994
                                 --------------     ---------------    ---------------
Current:
   State                           $    64,474        $       ---        $       ---
   Foreign                             183,445             365,430            155,618
Deferred:
   Federal                            (515,282)                ---                ---
   State                               (23,718)                ---                ---
Change in valuation allowance          539,000                 ---                ---
                                 --------------     ---------------    ---------------

Provision for income taxes         $   247,919        $    365,430       $    155,618
                                 ==============     ===============    ===============

A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate for the respective fiscal years is shown below:

                                    FOR THE YEARS ENDED DECEMBER 31,
                                    --------------------------------
                                      1996      1995       1994
                                     ------    ------     ------

Statutory Federal income tax rate    (34.0)%      --%        --%
Non-deductible expenses                1.8        --         --
State income taxes                     2.9        --         --
Foreign income taxes                   8.5      22.8       21.9
Change in valuation allowance         (9.1)       --         --
Tax rate on pre- C
  Corporation earnings                42.2        --         --
Other, net                            (0.9)       --         --
                                      ----      ----       ----

Effective tax rate                    11.4%     22.8%      21.9%
                                      ====      ====       ====

The net deferred income tax asset at December 31, 1996 is comprised of the following:

      Deferred income tax assets:
         Allowance for doubtful accounts                  $   211,000
         Tax basis capitalized costs                           52,000
         Tax basis in property and equipment
            in excess of book basis                            68,000
         Accruals not currently deductible                     47,000
         Net operating loss carryforwards                     286,000
         Foreign tax credit carryforwards                     112,000
                                                        --------------

                                                              776,000
                                                        --------------

      Deferred income tax liabilities:
         Book basis in intangible assets over tax basis         7,000
         Book basis of investment in JNAI
            over tax basis                                    223,000
         Deferred revenue                                       7,000
                                                        --------------

                                                              237,000
                                                        --------------

      Net deferred income tax asset                           539,000

      Valuation allowance                                    (539,000)
                                                        --------------

                                                          $      ---
                                                        ==============

At December 31, 1996, the Company had available Federal net operating loss carryforwards of approximately $733,000 which expire in the year 2011, along with approximately $112,000 of foreign tax credit carryforwards which expire in 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has provided a valuation allowance to offset the net deferred tax asset due to uncertainty surrounding the future realization of certain of these deferred tax assets. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.

10.  STOCK OPTIONS

A total of 675,000 shares of the Company's Class A Common Stock may be issued under the Golden Bear 1996 Stock Option Plan ("Option Plan"), which was adopted in July 1996. Concurrent with the Company's initial public offering on August 1, 1996, options to purchase 367,000 shares of its Class A Common Stock were granted to certain officers and employees. Such options are exercisable at the initial public offering price of $16 per share and become fully vested five years from the grant date and expire 10 years from the date of grant. None of the options granted at the time of the initial public offering were exercised or canceled during the period ended December 31, 1996. Moreover, none of the 367,000 options outstanding at December 31, 1996 were exercisable on that date.

In addition to the options granted to certain officers and employees on August 1, 1996, the Company also agreed to grant Jack Nicklaus options to purchase 65,000 shares of Class A Common Stock each year for a period of four years, commencing one year after the date of the initial public offering. The options to be granted are pursuant to an employment agreement with Mr. Nicklaus and such options are to be issued with an exercise price equal to the fair market value of the Class A Common Stock on the date of grant.

The Option Plan also provides for options to be granted to each non-employee director of Golden Bear on the first business day following the annual meeting of shareholders of the Company. Each non-employee director shall be granted options for the purchase of 1,000 shares of Class A Common Stock with an exercise price equal to the fair market value of the Class A Common Stock on the date of grant, which will expire 10 years from the date of grant.

In addition to the foregoing options issued or issuable to the Company's employees, officers and board members, the Company granted options to certain principals of East Coast in connection with the acquisition of an existing golf practice and instruction facility in September 1996. Pursuant to certain consulting agreements that were entered into at the time of the acquisition, the Company issued options for the purchase of 37,500 shares of its Class A Common Stock which fully vested at the date of grant and are exercisable at any time prior to their expiration in August 1997. Any proceeds from the exercise of these options, which are exercisable at the initial public offering price of $16 per share, must be used to repay an equal amount of principal under certain promissory notes that were issued in connection with the acquisition. At December 31, 1996, options to purchase 16,688 shares were outstanding under this grant. See Note 6, Notes Payable and Capital Leases.

The Option Plan is administered by the compensation committee of the Company's Board of Directors which is authorized to determine the provisions of future grants, including selecting the recipients, exercise price, terms and vesting schedules for such options.

The Company applies Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based compensation arrangements whereby no compensation costs attributable to stock options is deducted in determining net income (loss). Had compensation costs for the Company's Option Plan been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have increased accordingly. Using the Black-Scholes option pricing model for all options granted, the Company's pro forma net loss, pro forma net loss per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows for the period since inception of the Option Plan through December 31, 1996.

                                                          DECEMBER 31,
      Period ended:                                          1996
                                                        ----------------

      Pro forma net loss                                 $  (2,650,648)
      Pro forma net loss per share                               (0.65)
      Pro forma weighted average fair
         value of options granted                                11.80
      Risk free interest rate                                     7.0%
      Expected lives                                          10 years
      Expected volatility                                        55.0%

11.  RETIREMENT SAVINGS PLAN

The Company participates in a retirement savings plan ("Savings Plan") sponsored by International. The Savings Plan operates as a defined contribution plan and is qualified under Section 401(k) of the Internal Revenue Code. The Savings Plan covers all employees who have completed one year of service. The Company matches the employees' contributions, up to a maximum of $1,500 per employee per Savings Plan year. A participant's individual contribution is limited to the maximum amount for such year under the Internal Revenue Code. Discretionary contributions can also be made to the Savings Plan. All employees who have completed one year of service and are employed at year-end are eligible for this contribution.

Company contributions to the Savings Plan were $121,942, $118,979 and $59,639 during the years ended December 31, 1996, 1995 and 1994, respectively.

12.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company generally leases the real property underlying its golf center facilities under long-term lease arrangements. The lease terms typically provide for minimum rentals to be paid each year along with certain additional contingent rentals based on a percentage of sales. Although such lease arrangements may include certain related buildings and improvements, the substantial majority of the lease payments attributable to the operations of the Company's golf centers are for the real property underlying the respective golf centers. At December 31, 1996, the Company had such long-term operating lease agreements associated with seven of its golf center facilities, with terms expiring at various dates through April, 2017. Most of these leases contain one or more renewal options, generally for five or ten-year periods. Rent expense under such leases was $506,844 for the year ended December 31, 1996, substantially all of which was comprised of minimum rentals. Because all of these golf centers were acquired in 1996, there was no associated rent expense for the years ended December 31, 1995 and 1994.

In addition to the operating leases associated with its golf centers, the Company also subleases its corporate executive and administrative office facilities and leases certain other office space, office equipment and vehicles. See Note 13, Related Party Transactions. The rent expense incurred under these leases was $1,248,151, $629,566 and $464,369 during the years ended December 31, 1996, 1995 and 1994, respectively.

Future minimum lease payments required under noncancelable operating lease obligations at December 31, 1996, are as follows:

                                                                   MINIMUM
                                                                    LEASE
      Years ending December 31:                                   PAYMENTS
                                                               ----------------

      1997                                                       $   1,526,218
      1998                                                           1,533,494
      1999                                                           1,559,284
      2000                                                           1,037,541
      2001                                                             972,989
      Thereafter                                                    13,428,968
                                                               ----------------

                                                                 $  20,058,494
                                                               ================

ARBITRATION CLAIMS

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and related amounts due, together with additional damages, totaling approximately $350,000. Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. Although the customer recently claims its damages are in excess of $1.2 million, the initial claim submitted by the customer in arbitration was for $750,000. The ultimate outcome of this matter is not determinable at this time; accordingly no provision for loss regarding this matter has been established at December 31, 1996.

GUARANTEES

Several of Paragon's construction contracts guarantee that Paragon shall, at its sole cost and expense, properly correct and remedy, to the satisfaction of the golf course owner, any structural, aesthetic or functional defects which may appear in the work within a designated period of time. Additionally, Paragon has entered into construction agreements which specify that Paragon will be liable for penalties incurred on all construction projects uncompleted within a specified period of time. The Company's management does not expect the costs associated with corrective action or penalties incurred pursuant to these guarantees, if any, to have a material impact on its results of operations.

13.  RELATED PARTY TRANSACTIONS

The amounts included in the accompanying Consolidated Balance Sheets under the caption "Due from International" consist of the following:

                                         DECEMBER 31,
                             -------------------------------------
                                  1996                 1995
                             ----------------     ----------------

Golden Bear Golf, Inc.              $ 807,231         $        ---
Paragon                                22,329              637,210
International Carve-out                13,675                9,936
                             ----------------     ----------------
                                    $ 843,235            $ 647,146
                             ================     ================

The $807,231 balance due Golden Bear Golf, Inc. at December 31, 1996 is comprised primarily of International's allocable portion of certain costs associated with maintaining shared office space in Singapore, together with reimbursements for certain legal expenses and commissions on specific design related revenues collected by Nicklaus Design, a division of International. The balance also includes amounts owed by International in connection with the reimbursement of certain allocated payroll and other costs which are paid by the Company.

A majority of Paragon's construction, shaping and consulting contracts that were outstanding as of December 31, 1995 related to golf courses designed by International. Certain payments under such contracts were remitted directly to International. As of December 31, 1995, the amount due from International related to these arrangements was $637,210, substantially all of which was paid during 1996.

Pursuant to an office sharing agreement, the Company subleases its corporate office facilities from International. The sublease commenced concurrent with the reorganization of the Company on August 1, 1996 and expires in January, 2000. The sublease requires minimum annual payments of approximately $575,000, and the rent expense incurred under such sublease for the year ended December 31, 1996 was $248,862.

International Carve-out revenues include 30% of the personal endorsement fees received by Jack Nicklaus. Such revenues totaled $643,587, $480,000 and $300,000 for the years ended December 31, 1996, 1995 and 1994, respectively. International Carve-out revenues also include 10% of the golf course design fees received by International. Such amounts totaled approximately $1.3 million, $1.3 million and $1.2 million in the years ended December 31, 1996, 1995 and 1994, respectively. In addition, the Company began managing a golf course facility owned by International during 1996 for which it earned revenues of $75,000.

An analysis of "Due from International" is as follows:

      Balance, December 31, 1994                                 $      30,089
      Management fees and commissions                                1,790,523
      Payments received                                             (1,173,466)
                                                               ----------------

      Balance, December 31, 1995                                       647,146
      Management fees and commissions                                1,999,913
      Reimbursement for shared employees                               255,000
      Reimbursement for Singapore office costs                         277,818
      Reimbursement of legal fees                                      209,000
      Payments received                                             (2,545,642)
                                                               ----------------

      Balance, December 31, 1996                                 $     843,235
                                                               ================

In June 1996, members of management and certain Nicklaus Family Members purchased capital stock of Golf Centers for an aggregate price of $1.5 million. The shares were sold to members of management for $600,000. For financial statement reporting purposes, the fair value of the shares sold to management at the date of issuance was deemed to be the estimated initial public offering price of $15 per share which resulted in the recognition of compensation expense in the amount of $3 million.

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

14.  ACQUISITIONS

On April 15, 1996, the Company entered into a long-term lease agreement for McDain Golf Center of Monroeville (an existing golf practice and instruction facility located in the greater Pittsburgh, Pennsylvania area). The portion of the long-term lease attributable to building and improvements has been accounted for as a capital lease totaling approximately $1.2 million.

On June 17, 1996, the Company purchased Cool Springs Golf Center (an existing golf practice and instruction facility located in Pittsburgh, Pennsylvania) for approximately $2.9 million. The fair value of the net assets acquired (substantially all land, property and equipment) was approximately $2.6 million, resulting in the recording of goodwill in the amount of $300,000 which is being amortized over a term of 30 years. The purchase price was funded in part, by a $1.625 million shareholder loan which was repaid from the proceeds of the Company's initial public offering. In September 1996, the Company refinanced these facilities with a secured, long-term loan from a financial institution. See Note 6, Notes Payable and Capital Leases.

On August 7, 1996, the Company purchased certain assets utilized in connection with Tom's River Golf Center (an existing golf practice and instruction facility located in Tom's River, New Jersey) for approximately $1.9 million, which was paid in cash at the closing. The purchase price was funded from the proceeds of the Company's initial public offering. Concurrent with the purchase of assets, the Company entered into a long-term ground lease for the related real property which provides for an initial term of 20 years that may be extended for two additional five-year terms.

On September 9, 1996, the Company purchased certain assets utilized in connection with Rollandia Golf Park Plus (an existing golf practice and instruction facility located in the Dayton, Ohio area) and entered into a long-term 20 year lease arrangement for certain buildings and improvements along with the real property underlying the facilities. The portion of the long-term lease attributable to buildings and improvements has been accounted for a capital lease totaling approximately $1.2 million. The purchase price for the assets was $1.1 million, which was paid in cash at the closing from the proceeds of the Company's initial public offering.

On September 11, 1996, the Company purchased East Coast Facilities (comprised of an existing Golden Bear Golf Center located in Columbus, Ohio and a Golden Bear Golf Center in Fort Lauderdale, Florida which commenced operations in November,
1996) for approximately $5.9 million, of which $5.3 million was paid in cash at the closing and $600,000 is evidenced by promissory notes. The $5.3 million paid at closing was funded from the proceeds of the Company's initial public offering. The fair value of the net assets acquired (substantially all property and equipment) was approximately $4.2 million, resulting in the recording of goodwill in the amount of $1.7 million which is being amortized over the 20 year term of the related ground leases.

On September 13, 1996, the Company consummated the acquisition and lease of certain assets utilized in connection with Highlander Facilities (comprised of an existing Golden Bear Golf Center located in Carrollton, Texas and an existing Golden Bear Golf Center located in Moreno Valley, California). The Company purchased the facility located in Texas for $2.25 million, of which $1.5 million was paid at closing and $750,000 is evidenced by a promissory note. The $1.5 million paid at closing was funded from the proceeds of the Company's initial public offering. The fair value of the net assets acquired (substantially all property and equipment) was approximately $1.4 million, resulting in the recording of $816,000 of goodwill which is being amortized over the expected 25 year term (including renewal options) of the related ground lease. With respect to the facility located in California, the Company entered into a ground lease for the real property and an operating lease of the facility. Both the ground lease and the operating lease are for a period of ten years, renewable for two additional five year terms.

On November 20, 1996, the Company entered into an agreement to assume a long-term lease for certain real property located in College Park, Maryland, upon which the Company plans to build a golf center. The remaining term of the lease expires on December 29, 2015. Rent due under the lease is based upon certain minimum annual amounts plus a percentage of the project's sales. In addition, under the terms of a related finder's agreement, the Company will be obligated to pay a percentage (as defined) of the project's annual gross revenues for the duration of such periods as the Company owns and operates the facility.

On December 31, 1996, the Company purchased Pop's Golf Center (an existing golf practice and instruction facility located in Lake Park, Florida) for approximately $762,000 in cash and a profit participation obligation payable to one of the former shareholders of the golf center, requiring payment of amounts equal to the greater of $64,000 per year or 4.5% of the project's gross annual revenues for the duration of such periods as the Company owns and operates the facility. For financial statement purposes, the net present value of the minimum payments anticipated to be made under the profit participation agreement of $419,097 has been recorded as a deferred acquisition obligation. The cash portion of the purchase price was paid at the closing from proceeds of the Company's initial public offering. The fair value of net assets acquired (substantially all property and equipment) was approximately $1.031 million, which resulted in the recording of goodwill in the amount of $150,000 which is being amortized over the 10 year term of the related ground lease.

On December 31, 1996, the Company consummated the acquisition of MacDivott's Wood and Putter (an existing golf practice and instruction facility located in Royal Oak, Michigan) in a stock purchase transaction and assumed the ground lease for the underlying real property. The total purchase price of the common shares was $1.45 million, of which $1.1 million was paid in cash at the closing and the remainder is evidenced by a $350,000 promissory note. The cash portion of the purchase price was funded from the proceeds of the Company's initial public offering. The fair value of net assets acquired (substantially all property and equipment) by the stock purchase was approximately $350,000, which resulted in the recording of $1.1 million of goodwill which is being amortized over the expected 27 year term (including renewal options) of the related ground lease.

Apart from the acquisition of MacDivott's Wood and Putter which was represented by a stock purchase transaction, all of the above acquisitions were acquired pursuant to asset purchase agreements. In addition, all of the foregoing acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of these golf centers are included in the accompanying Consolidated Statements of Operations for all periods starting with their respective acquisition dates. Had these acquisitions occurred as of January 1, 1995, the Company's summarized unaudited results of operations for the respective years, would have been as follows.

                                     FOR THE YEARS ENDED DECEMBER 31,
                                  ---------------------------------------
                                       1996                   1995
                                  ----------------      -----------------

Total revenues                       $  38,298,929         $  35,253,422
Income (loss) from operations        $  (3,136,346)        $     400,343
Net loss                             $  (3,251,204)        $    (343,049)
Net loss per share                   $       (0.80)        $       (0.11)

15.  SUBSEQUENT EVENTS

Subsequent to December 31, 1996, the Company acquired three other golf center facilities in separate, unrelated transactions, as follows.

Effective January 1, 1997, the Company entered into a long-term lease agreement for certain assets and the underlying real property utilized in connection with Sunset Golf Center (an existing golf practice and instruction facility located in Beaverton, Oregon). The lease term is for a period of 20 years and provides for annual rentals equal to the greater of a minimum base rent or a percentage rent calculated on gross revenues of the project. Pursuant to the long-term lease agreement, the Company also paid $100,000 in cash representing an additional fee payable to the former owners of the facility for entering into the lease agreement, which was recorded as goodwill. Under the terms of the lease agreement, the Company is required to invest at least $500,000 in improvements to the property prior to the end of the second lease year.

On January 31, 1997, the Company purchased Oasis Golf Center (an existing "dome" type golf practice and instruction facility located in Plymouth, Michigan) for $3.2 million of which $1.0 million was paid in cash at the closing and the remainder is evidenced by a $1.0 million secured promissory note along with certain other obligations to pay $1.2 million. The cash portion of the purchase price was funded from the proceeds of the Company's initial public offering. The fair value of net assets acquired (substantially all property and equipment) was approximately $1.8 million, resulting in the recording of goodwill in the amount of $1.4 million which will be amortized over the 20 year term of the related ground lease for the underlying property.

In February, 1997, the Company purchased Caddy-Shack Golf Dome (an existing golf practice and instruction facility located in Williamsville, New York) for approximately $1.1 million of which $300,000 was paid in cash at the closing and $800,000 is evidenced by certain secured promissory notes. The $300,000 paid at the closing was funded from the proceeds of the Company's initial public offering. The fair value of net assets acquired (substantially all property and equipment) was approximately $500,000, resulting in the recording of goodwill in the amount of $600,000 which will be amortized over the expected 20 year term (including renewal options) of the related ground lease for the underlying property.

16.  SEGMENT REPORTING

The Company's revenue generating operations are conducted through three divisions, comprised of the Golf Division, Construction Division and Marketing Division. The Golf Division is comprised primarily of the operations of the Company's golf practice and instruction facilities. The Construction Division reflects the operating activities of Paragon, which is primarily engaged in the construction and shaping of golf courses. The Marketing Division includes the operating activities associated with the development of the licensed products and marketing endorsement relationships. The operating results of the respective segments are set forth below.

                                           FOR THE YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------------
                                      1996               1995               1994
                                 ---------------    ---------------     --------------
Revenues:
   Golf division                  $   4,934,382       $  2,297,313       $  1,904,920
   Construction division             20,454,052         19,177,460          5,598,978
   Marketing division                 8,118,495          7,306,648          6,475,919
                                 ---------------    ---------------     --------------

                                  $  33,506,929      $  28,781,421       $ 13,979,817
                                 ===============    ===============     ==============
Operating income (loss):
   Golf division                  $    (552,902)     $     425,903       $    222,703
   Construction division              1,745,273          1,659,516           (422,063)
   Marketing division                 3,267,828          2,869,227          2,749,178
   Corporate(1)                      (6,479,181)        (3,121,257)        (3,051,444)
                                 ---------------    ---------------     --------------

                                  $  (2,018,982)      $  1,833,389       $   (501,626)
                                 ===============    ===============     ==============
Depreciation and amortization:
   Golf division                  $     296,951       $     41,690       $     35,000
   Construction division                 23,357             25,007             17,702
   Marketing division                    57,042             77,000             55,000
   Corporate                            108,012             89,344             91,008
                                 ---------------    ---------------     --------------

                                   $    485,362       $    233,041        $   198,710
                                 ===============    ===============     ==============

(1) The costs attributable to corporate overhead for the year ended December 31, 1996 of $6.5 million include $3.0 million representing the compensation deemed to have been received by certain executives in connection with their purchase of shares in Golf Centers. See Note 13, Related Party Transactions.

Information with respect to identifiable assets and capital expenditures of the respective segments is set forth below.

                                            DECEMBER 31,
                                  ----------------------------------
                                       1996               1995
                                  ---------------    ---------------
      Identifiable assets:
         Golf division             $  34,624,655       $    405,959
         Construction division         7,228,719          5,676,554
         Marketing division            1,393,664            822,264
         Corporate                     8,159,844            382,417
                                  ---------------    ---------------

                                   $  51,406,882       $  7,287,194
                                  ===============    ===============
      Capital expenditures:
         Golf division             $   2,459,245       $        ---
         Construction division           203,514            178,469
         Marketing division               44,819                ---
         Corporate                       379,663             91,275
                                  ---------------    ---------------

                                   $   3,087,241       $    269,744
                                  ===============    ===============

17.  INTERNATIONAL OPERATIONS

The Company derives a portion of its revenues from foreign sources, primarily through certain operations of Paragon and the apparel licensing activities of JNAI, an unconsolidated joint venture. The foreign operations of Paragon are primarily attributable to projects located in the Asia Pacific region. Substantially all of Paragon's construction contracts are denominated in U.S. currency and accordingly, its historical results of operations have generally not been subject to foreign currency fluctuations. Although JNAI conducts its operations in the United States, substantially all of its revenues are received from licensees located in the Asia Pacific region, primarily Japan and Korea. All of the revenues of JNAI's licensees are generated in foreign currencies. The licensees pay their license fees to JNAI in U.S. dollars based on the exchange rate on the date of payment. Although foreign currency fluctuations have not been significant historically, fluctuations in the values of these currencies relative to the U.S. dollar could have a material adverse effect on the Company's future profitability. Certain information with respect to the foreign operations of Paragon and the Company's net investment in, and net equity in the earnings of JNAI is set forth below.

                                                         AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------------------
                                                         1996               1995               1994
                                                    ---------------    ---------------     --------------
Assets                                               $   1,605,598       $  2,583,569       $    918,262
                                                    ===============    ===============     ==============

Revenues                                             $   8,528,800       $  6,821,478       $  3,892,297
                                                    ===============    ===============     ==============

Contribution to operating income before
   allocation of corporate overhead                  $   1,852,314       $  3,034,988       $  2,079,201
                                                    ===============    ===============     ==============

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 1996 and 1995 is presented below.

                                                                        QUARTER ENDED
                                           -------------------------------------------------------------------------
                                             MARCH 31,           JUNE 30,          SEPTEMBER 30,       DECEMBER 31,
                                                1996               1996                1996               1996
                                           ---------------     --------------     ---------------    ---------------
      Revenues:
         Golf division                      $     450,992       $    984,723       $   1,761,447      $   1,737,220
         Construction division                  2,055,894          5,116,729           6,482,256          6,799,173
         Marketing division                     1,825,727          2,341,779           1,633,305          2,317,684
                                           ---------------     --------------     ---------------    ---------------

                                                4,332,613          8,443,231           9,877,008         10,854,077
                                           ---------------     --------------     ---------------    ---------------

      Operating costs and expenses:
         Construction and shaping costs         1,505,531          4,481,026           5,311,901          5,753,795
         Operating expenses                     1,974,760          2,528,784           3,251,833          4,239,100
         Compensation on sales of shares              ---          3,000,000                 ---                ---
         Corporate overhead                       750,467            911,267           1,083,863            733,584
         Depreciation and amortization             72,207             91,579              46,022            275,554
                                           ---------------     --------------     ---------------    ---------------
                                                4,302,965         11,012,656           9,693,619         11,002,033
                                           ---------------     --------------     ---------------    ---------------

      Income (loss) from operations                29,648         (2,569,425)            183,389           (147,956)
      Other income (expense)                        4,130            (30,294)            160,481            187,413
                                           ---------------     --------------     ---------------    ---------------

      Income (loss) before income taxes            33,778         (2,599,719)            343,870             39,457
      Provision for income taxes                      586             24,790             187,992             34,551
                                           ---------------     --------------     ---------------    ---------------

      Net income (loss)                     $      33,192       $ (2,624,509)      $     155,878      $       4,906
                                           ===============     ==============     ===============    ===============

      Net income (loss) per share           $        0.01       $      (0.87)      $        0.03      $         ---
                                           ===============     ==============     ===============    ===============

                                                                        QUARTER ENDED
                                           -------------------------------------------------------------------------
                                             MARCH 31,           JUNE 30,          SEPTEMBER 30,       DECEMBER 31,
                                                1995               1995                1995               1995
                                           ---------------     --------------     ---------------    ---------------
      Revenues:
         Golf division                      $     415,324       $    654,611       $     655,450      $     571,928
         Construction division                  1,434,680          4,593,305           7,427,233          5,722,242
         Marketing division                     1,974,395          2,439,491           1,336,529          1,556,233
                                           ---------------     --------------     ---------------    ---------------

                                                3,824,399          7,687,407           9,419,212          7,850,403
                                           ---------------     --------------     ---------------    ---------------

      Operating costs and expenses:
         Construction and shaping costs         1,257,320          3,814,085           6,483,370          4,945,260
         Operating expenses                     1,662,322          2,090,097           1,675,614          1,898,707
         Corporate overhead                       714,052            787,506             772,834            846,865
         Depreciation and amortization             53,305             58,033              58,952             62,751
                                           ---------------     --------------     ---------------    ---------------
                                                3,686,999          6,749,721           8,990,770          7,753,583
                                           ---------------     --------------     ---------------    ---------------

      Income from operations                      137,400            937,686             428,442             96,820
      Other income (expense)                       (4,057)            (3,564)             (3,836)            10,414
                                           ---------------     --------------     ---------------    ---------------

      Income before income taxes                  133,343            934,122             424,606            107,234
      Provision for income taxes                   71,790            118,617             152,136             22,887
                                           ---------------     --------------     ---------------    ---------------

      Net income                            $      61,553       $    815,505       $     272,470      $      84,347
                                           ===============     ==============     ===============    ===============

      Net income per share                  $        0.02       $       0.27       $        0.09      $        0.28
                                           ===============     ==============     ===============    ===============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

None.

                                    PART III


The information required in Items 10, 11, 12 and 13 is incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)  Financial Statements of the Company are set forth in Part II,
           Item 8 of this report.

      (2) Financial Statement Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994 is submitted herein.

      (3) Exhibits are set forth in the Index to Exhibits included elsewhere herein.

(b)    Reports on Form 8-K

      On November 22, 1996, the Company filed an amendment to an earlier report on Form 8-K dated September 9, 1996 including certain financial statements of businesses acquired under Item 7(a) that were previously not included in the Form 8-K dated September 9, 1996. The financial statements filed on November 22, 1996 were comprised of the Financial Statements of Dallas Highlander, Ltd. for the six months ended June 30, 1996 and the Combined Financial Statements of East Coast Golf Centers, Inc., East Coast Golf Centers of Columbus, Ltd. and East Coast Golf Centers of Fort Lauderdale, Inc. for the six months ended June 30, 1996.

(c)    Exhibits

      See (a) (3) above.

(d)    Financial Statement Schedules

      See (a) (2) above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.


                             GOLDEN BEAR GOLF, INC.


                             By:   /S/  RICHARD P. BELLINGER
                                   Richard P. Bellinger
                                   President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1997.


     SIGNATURE                TITLE
     ---------                -----

/S/  JACK W. NICKLAUS         Director and Chairman of the Board
Jack W. Nicklaus


/S/  RICHARD P. BELLINGER     President, Chief Executive Officer and Director
Richard P. Bellinger          (Principal Executive Officer)


/S/  JACK P. BATES            Senior Vice President and Chief Financial Officer
Jack P. Bates                 (Principal Financial and Accounting Officer)


/S/  MARK F. HESEMANN         Senior Vice President and Director
Mark F. Hesemann


/S/  THOMAS P. HISLOP         Senior Vice President and Director
Thomas P. Hislop


/S/  ROGER E. BIRK            Director
Roger E. Birk


/S/  RICHARD F. CHAPDELAINE   Director
Richard F. Chapdelaine


/S/  JOHN F. MCGOVERN         Director
John F. McGovern

                             GOLDEN BEAR GOLF, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                                    ADDITIONS          DEDUCTIONS
                                                                  ---------------    ---------------
                                                 BALANCE AT         CHARGED TO                             BALANCE AT
                                                 BEGINNING          COSTS AND           AMOUNTS               END
               DESCRIPTION                        OF YEAR            EXPENSES         WRITTEN OFF           OF YEAR
------------------------------------------     ---------------    ---------------    ---------------     ---------------
YEAR ENDED DECEMBER 31, 1994:
   Allowance for uncollectible accounts         $      96,037      $     476,962     $          ---       $     572,999
                                               ---------------    ---------------    ---------------     ---------------


YEAR ENDED DECEMBER 31, 1995:
   Allowance for uncollectible accounts         $     572,999      $      98,046      $     159,212       $     511,833
                                               ---------------    ---------------    ---------------     ---------------


YEAR ENDED DECEMBER 31, 1996:
   Allowance for uncollectible accounts         $     511,833      $      45,870      $      16,897       $     540,806
   Valuation allowance for deferred
      tax assets                                          ---            539,000                ---             539,000
                                               ---------------    ---------------    ---------------     ---------------
                                                $     511,833      $     584,870      $      16,897       $   1,079,806
                                               ---------------    ---------------    ---------------     ---------------

                                  EXHIBIT INDEX



EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBITS
-------                 -----------------------

2 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1, Commission File No. 333-05581).

3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Commission File No. 333-05581).

3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant's Registration Statement on Form S-1, Commission File No. 333-05581).

4         Form of Class A Common Stock Certificate (incorporated by reference to
          Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, Commission File No. 333-05581).

10.1      Form of Registration Rights Agreement (incorporated by reference to
          Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, Commission File No. 333-05581).

10.2 The Golden Bear Golf, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, Commission File No. 333-05581).

10.3 Employment Agreement, dated June 7, 1996, between Golden Bear Golf, Inc. and Richard P. Bellinger.

10.4 Employment Agreement, dated June 7, 1996, between Golden Bear Golf, Inc. and Mark F. Hesemann.

10.5 Employment Agreement, dated June 7, 1996, between Golden Bear Golf, Inc. and Thomas P. Hislop.

10.6 Employment Agreement, dated June 7, 1996, between Golden Bear Golf, Inc. and Jack P. Bates.

10.7 Form of Indemnification Agreement between Golden Bear Golf, Inc. and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, Commission File No. 333-05581).

10.8 Amended and Restated Joint Venture Agreement, dated June 1, 1994 of Jack Nicklaus Apparel International, a joint venture between Seaford Clothing Company and Golden Bear International, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, Commission File No. 333-05581).

10.9 Master Apparel Agreement, dated June 1, 1993, by and between Golden Bear International, Inc., Hart Schaffner & Marx and Hartmarx Corporation (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, Commission File No. 333-05581).

10.10 Trademark License Agreement, dated June 7, 1996, between Golden Bear International, Inc. and Golden Bear Golf, Inc.

10.11 Design Services Marketing Agreement, dated June 7, 1996, between Nicklaus Design (a division of Golden Bear International, Inc.) and Golden Bear Golf, Inc.

EXHIBIT
NUMBER                  DESCRIPTION OF EXHIBITS
-------                 -----------------------

10.12 Personal Services Management Agreement, dated June 7, 1996, between Golden Bear Golf, Inc., Golden Bear International, Inc. and Jack W. Nicklaus.

10.13 Marketing Consulting and Cooperation Agreement, dated June 7, 1996, between Golden Bear International, Inc., Golden Bear Golf, Inc. and Nicklaus Golf Equipment Company, L.C.

10.14 Office Staff and Equipment Service Agreement, dated June 7, 1996, between Golden Bear International, Inc. and Golden Bear Golf, Inc.

10.15 Sublease and Sharing Agreement, dated June 7, 1996, between Golden Bear International, Inc. and Golden Bear Golf, Inc.

10.16 Agreement, dated July 31, 1996, between East Coast Golf Centers of Columbus, Ltd. and Golden Bear Golf Centers, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated September 9, 1996).

10.17 Agreement, dated July 31, 1996, between East Coast Golf Centers of Fort Lauderdale, Inc. and Golden Bear Golf Centers, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, dated September 9, 1996).

10.18 Agreement, dated July 31, 1996, between East Coast Golf Centers, Inc. and Golden Bear Golf Centers, Inc. (incorporated by reference to
          Exhibit 10.4 to the Registrant's Current Report on Form 8-K, dated September 9, 1996).

10.19 Agreement, dated January 27, 1997, between Golden Bear Golf Centers, Inc., All in Fun Enterprises, Inc. and Brian Ashley (incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K, dated January 31, 1997).

10.20 Shareholders' Agreement, dated July 15, 1996, among Nicklaus Family Members and Golden Bear Golf, Inc.

10.21 Shareholders' Agreement, dated July 15, 1996, among certain executives of Golden Bear Golf, Inc., Jack W. Nicklaus and Golden Bear Golf, Inc.

21        Subsidiaries of the Registrant (incorporated by reference to Exhibit
          21.1 to the Registrant's Registration Statement on Form S-1, Commission File No. 333-05581).

23        Consent of Arthur Andersen LLP.

27        Financial Data Schedule (for SEC use only).