Form 10-K/A
period 1996-12-31
GOLDEN BEAR GOLF INC
filed 1997-04-30
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
                TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996    Commission File Number: 333-05581

                             GOLDEN BEAR GOLF, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            FLORIDA                                    65-0680880
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

11780 U.S. HIGHWAY ONE, NORTH PALM BEACH, FLORIDA                    33408
--------------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. [ ]

The aggregate market value of Class A Common Stock held by non-affiliates of the Registrant as of March 7, 1997 was $36,006,673. The Registrant had outstanding 2,747,962 shares of Class A Common Stock (par value $.01 per share) and 2,760,000 shares of Class B Common Stock (par value $.01 per share) as of March 7, 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of March 7, 1997 with respect to the directors and executive officers of Golden Bear Golf, Inc. (the "Company"). A summary of the background and experience of each of these individuals is set forth after the table. The executive officers serve at the discretion of the Company's Board of Directors.

NAME                     AGE   POSITION WITH THE COMPANY
----                     ---   -------------------------
Jack W. Nicklaus         57    Chairman of the Board

Richard P. Bellinger     45    President, Chief Executive Officer and Director

Mark F. Hesemann         44    Senior Vice President and Director

Thomas P. Hislop         40    Senior Vice President and Director

Jack P. Bates            37    Senior Vice President and Chief Financial Officer

Roger E. Birk            66    Director

Richard F. Chapdelaine   72    Director

John F. McGovern         50    Director

JACK W. NICKLAUS has served as the Chairman of the Board of the Company since its inception in 1996. Mr. Nicklaus founded Golden Bear International, Inc. ("International"), the predecessor of the current Company in 1970 and has served as Chairman of its Board since inception. Mr. Nicklaus, who has been a professional golfer for over 35 years, continues to be one of professional golf's most recognized players. Mr. Nicklaus also has over 25 years experience as a golf course designer, having designed 138 courses in 23 countries. Mr. Nicklaus received the Athlete of the Decade Award (1970-1979) from SPORTS ILLUSTRATED magazine and the Golfer of the Century Award in 1988.

RICHARD P. BELLINGER has served as a member of the Company's Board of Directors and as the Company's President and Chief Executive Officer since its inception in 1996. Mr. Bellinger joined International in 1979 as Controller for the golf course and real estate development areas of International. In 1981, he was promoted to Treasurer, and in 1984, became International's Chief Financial Officer. Mr. Bellinger was promoted to Chief Operating Officer of International in 1985 and was named President in 1989.

MARK F. HESEMANN has served as a member of the Company's Board of Directors and as a Senior Vice President of the Company, with primary responsibility for the Company's Golf Division, since its inception in 1996. Mr. Hesemann joined International in 1982 as Director of Marketing. He became Executive Vice President of Jack Nicklaus Club Management, a division of International in 1984 and was named Vice President of International in 1985 with responsibility for marketing of Jack Nicklaus Golf Services, the golf course design division of International. He became General Manager of Jack Nicklaus Golf Services in 1986 and assumed the additional responsibility of Senior Vice President of International in 1992. From October 1994 to January 1996, Mr. Hesemann served as Managing Director in charge of all of International's business in Asia.

THOMAS P. HISLOP has served as a member of the Company's Board of Directors and as a Senior Vice President of the Company, with primary responsibility for the Company's Marketing Division, since its inception in 1996. Mr. Hislop joined International in 1984 as Director of Marketing. Mr. Hislop became Vice President of Marketing in 1985 with the responsibility for Jack Nicklaus' marketing and endorsement relationships. Mr. Hislop was named General Manager of Jack Nicklaus Marketing Services in 1986, Senior Vice President of International in 1992 and member of International's Executive Committee in 1994.

JACK P. BATES has served as a Senior Vice President and the Chief Financial Officer of the Company since its inception in 1996. Mr. Bates joined International in 1984. From 1985 to 1993, he served as Treasurer and became Chief Financial Officer, Senior Vice President and an Executive Committee member of International in 1993.

ROGER E. BIRK, a private investor, was elected to the Company's Board of Directors in October, 1996. Mr. Birk served as the President of the Federal National Mortgage Association ("Fannie Mae") from 1987 to 1992 and is currently one of its Board members. Prior to his tenure at Fannie Mae, Mr. Birk served as Chairman and a member of the Board of the International Securities Clearing Corporation. He also served as Chairman of the Board and Chief Executive Officer of Merrill Lynch & Company, Inc. from 1981 to 1984 and was named Chairman Emeritus in 1985. In addition to Fannie Mae, Mr. Birk currently serves on the Board of Directors of Penske Corporation, and Wellpoint Health Networks, Inc.

RICHARD F. CHAPDELAINE was elected to the Company's Board of Directors in October, 1996. In 1966, Mr. Chapdelaine founded Chapdelaine & Company, a New York-based securities firm where he currently serves as Chairman of the Board. Mr. Chapdelaine is also Chairman of the Board of Chapdelaine Corporate Securities & Company and serves on the Board of Directors of Long Island Savings Bank and St. Francis Hospital.

JOHN F. MCGOVERN was elected to the Company's Board of Directors in October, 1996. Mr. McGovern currently serves as the Executive Vice President of Finance and Chief Financial Officer of Georgia-Pacific Corporation. Mr. McGovern joined Georgia-Pacific Corporation in 1981 as Vice President of Project Financing and progressed through several executive level positions until his appointment to his current position in 1995.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors, executive officers and holders of in excess of 10% of the Company's Class A Common Stock file initial reports of ownership and reports of changes in ownership of the Company's Class A Common Stock and other equity securities with the Securities and Exchange Commission and the Nasdaq Stock Market. Directors, executive officers and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms that they file. Based upon a review of the copies of such reports furnished to the Company and written representations from the Company's directors and executive officers that no other reports were required, the Company believes that during 1996, the Company's directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements, except that Mr. Chapdelaine, who was appointed to the Company's Board of Directors on October 15, 1996, filed an amended report on Form 3 on February 7, 1997 reporting his ownership of certain options to purchase 3,150 shares of the Company's Class A Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information with respect to the annual and long-term compensation paid or accrued by the Company during 1996 to Mr. Nicklaus and the Company's four most highly compensated executive officers (collectively, the "named executives").

                                          SUMMARY COMPENSATION TABLE(1)

                                                                                  LONG-TERM
                                                                                  COMPENSA-
                                            ANNUAL COMPENSATION                  TION AWARDS
                                 -------------------------------------------    ---------------
                                                                  OTHER
                                                                  ANNUAL          SECURITIES          ALL OTHER
NAME AND                           SALARY         BONUS         COMPENSA-         UNDERLYING          COMPENSA-
   PRINCIPAL POSITION             ($) (2)          ($)          TION ($)(3)        OPTIONS (#)        TION ($) (4)
---------------------            -----------    -----------     -----------     ---------------     ---------------
Jack W. Nicklaus                    125,000           ---               ---                ---                633
   Chairman of the Board

Richard P. Bellinger                383,500           ---               ---             96,000             15,397
   President and Chief
   Executive Officer

Mark F. Hesemann                    198,333           ---            20,000             32,000             17,746
   Senior Vice President

Thomas P. Hislop                    198,333           ---               ---             32,000             12,207
   Senior Vice President

Jack P. Bates                       141,333           ---               ---             32,000             11,900
   Senior Vice President
   and Chief Financial
   Officer

----------------------------
(1) The amounts included under the captions "Annual Compensation" and "All Other Compensation" are limited to those compensation related expenses for the respective individuals that were allocated or charged directly to the Company. Note that prior to the reorganization of the Company on August 1, 1996, the above named executives were employees of International and only a portion of their total compensation was allocated to and included in the historical financial statements of the Company. Only approximately 80% of the respective total salaries earned by Messrs. Bellinger and Bates for the first seven months of the year through August 1, 1996 are included in the amounts under the column captioned "Salary." The remainder of the total salaries attributable to Messrs. Bellinger and Bates for the period were allocated and charged to International. Effective August 1, 1996, the Company entered into employment agreements with Messrs. Nicklaus, Bellinger, Hesemann, Hislop and Bates as discussed below.

(2) Pursuant to certain employment agreements effective August 1, 1996, Messrs. Nicklaus, Bellinger, Hesemann, Hislop and Bates receive annual base salaries of $125,000, $450,000, $210,000, $210,000 and $160,000,
     respectively.

(3) The amount included in the "Other Annual Compensation" column for Mr. Hesemann represents an allowance for certain foreign income taxes paid by Mr. Hesemann during fiscal 1996.

(4) The amounts included in the "All Other Compensation" column represent matching contributions made by the Company under the Company's 401(k) plan, allowances for automobile related expenses, profit sharing contributions and group term life insurance premiums paid on behalf of the named executives.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning stock options granted to the named executives during fiscal 1996.

                                                                                                        POTENTIAL REALIZABLE
                                                                                                          VALUE AT ASSUMED
                                                                                                       ANNUAL RATES OF STOCK
                                                                                                         PRICE APPRECIATION
                                                     INDIVIDUAL GRANTS                                   FOR OPTION TERM(1)
                            ---------------------------------------------------------------------    ---------------------------
                             NUMBER OF         PERCENT OF
                             SECURITIES      TOTAL OPTIONS
                             UNDERLYING        GRANTED TO          EXERCISE
                              OPTIONS         EMPLOYEES IN          PRICE            EXPIRATION
NAME                        GRANTED (#) (2)   FISCAL YEAR       ($ PER SHARE)           DATE            5% ($)         10% ($)
-----------------------     ---------------- ---------------    ---------------     -------------    ------------    -----------
Richard P. Bellinger              96,000              26.2%              16.00           7/31/06         965,982      2,447,988

Mark F. Hesemann                  32,000               8.7%              16.00           7/31/06         321,994        815,996

Thomas P. Hislop                  32,000               8.7%              16.00           7/31/06         321,994        815,996

Jack P. Bates                     32,000               8.7%              16.00           7/31/06         321,994        815,996

-----------------------
(1) As required by the rules promulgated by the Securities and Exchange Commission, potential realizable values are based on the prescribed assumption that the Company's Class A Common Stock will appreciate in value from the date of grant to the end of the option term at rates (compounded annually) of 5% and 10%, respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the Company's Class A Common Stock. The assumed annual rates of appreciation of 5% and 10% would result in the price of the Company's Class A Stock increasing to $26.06 and $41.50, respectively, over the 10 year term of the options granted above.

(2) These options, which were issued pursuant to certain employment agreements with the Company effective August 1, 1996, vest in increments of 30% each year on the grant anniversary date for the first three years. The final 10% of such options vest over the remaining initial terms of the respective employment agreements, which provided for initial terms ranging from three and one half years to five years.

       FISCAL YEAR END OPTION VALUES

None of the stock options issued by the Company to the named executives were exercisable during fiscal 1996 and accordingly, no stock options were exercised by such individuals during the last fiscal year. The following table sets forth certain information regarding the number of unexercised stock options held by the named executives as of December 31, 1996.

                                NUMBER OF
                          SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                           UNEXERCISED OPTIONS         IN-THE-MONEY OPTIONS
                          AT FISCAL YEAR-END (#)      AT FISCAL YEAR-END ($)
                             EXERCISABLE (E)/            EXERCISABLE (E)/
NAME                        UNEXERCISABLE (U)           UNEXERCISABLE (U)
------------------------  -----------------------     -----------------------
Richard P. Bellinger                    96,000 U                       --- U

Mark F. Hesemann                        32,000 U                       --- U

Thomas P. Hislop                        32,000 U                       --- U

Jack P. Bates                           32,000 U                       --- U

COMPENSATION OF DIRECTORS

Directors of the Company who are also employees of the Company do not receive fees or retainers for serving as directors. Each non-employee director is entitled to receive $20,000 per year for his services as a director plus reimbursement of travel expenses to board and committee meetings. Each non-employee director is also entitled to receive $1,000 per quarter for their participation on the audit committee and compensation committee of the Company's Board of Directors. In addition, non-employee directors are automatically granted non-qualified options each year to purchase 1,000 shares of the Company's Class A Common Stock on the first business day following the Company's annual meeting of shareholders. Such options are granted with an exercise price equal to the fair market value of the stock on the date of grant and have a term of ten years.

EMPLOYMENT AGREEMENTS

Upon the closing of the initial public offering of its Class A Common Stock, the Company entered into employment agreements, effective August 1, 1996, with Messrs. Nicklaus, Bellinger, Hesemann, Hislop and Bates.

The employment agreement with Mr. Nicklaus provides for an annual base salary of $125,000, subject to annual increases as determined by the compensation committee of the Company's Board of Directors, which is comprised entirely of non-employee directors ("Compensation Committee"). Under the terms of the agreement, the Company has agreed to employ Mr. Nicklaus for a period of five years, which period is automatically extended for additional one year periods until the employment agreement is terminated by the Company or Mr. Nicklaus. In addition to the time associated with serving as the Chairman of the Board of the Company, Mr. Nicklaus is required to spend a maximum of ten days performing personal services or making appearances in connection with the Company's licensing arrangements and marketing partnerships. Compensation for any additional days in which Mr. Nicklaus agrees to provide such personal services or appearances on behalf of the Company is to be mutually agreed upon by the Company and Mr. Nicklaus on a case-by-case basis. Pursuant to his employment agreement, Mr. Nicklaus is also entitled to receive options to purchase 65,000 shares of Class A Common Stock each year, for a period of four years, commencing on August 1, 1997. The options will be immediately exercisable upon grant, will expire in 2006 and will have a per share price equal to the fair market value on the date of grant. In the event of Mr. Nicklaus' death, Mr. Nicklaus' heirs will be entitled to continue to receive the stock options which Mr. Nicklaus would have been entitled to receive under the employment agreement.

Pursuant to their respective employment agreements, the annual base salaries of Messrs. Bellinger, Hesemann, Hislop and Bates for services provided to the Company are $450,000, $210,000, $210,000 and $160,000, respectively, subject in each case to annual increases as determined by the Compensation Committee. The respective employment agreements also provide for the payment of annual performance-based additional bonus compensation equal to a percentage of such executive's base salary, based on the achievement by the Company and the executive of certain pre-established performance objectives. Under the terms of the respective agreements, the Company has agreed to employ Messrs. Bellinger, Hesemann, Hislop and Bates for periods extending through September 30, 2001, March 31, 2001, September 30, 2000 and March 31, 2000, respectively. Such initial employment terms are automatically extended for additional two-year periods until the respective employment agreements are terminated by the Company or the executive.

The terms of the respective employment agreements also provide that if Messrs. Bellinger, Hesemann, Hislop or Bates are terminated by the Company without "cause," as defined, or if the Company does not renew their employment upon the expiration of the original term or any renewal term thereof, such executives will be entitled to continue to be paid for the greater of the remainder of their current employment term or two years. The annual amounts payable under such provision include the base salary in effect at the time of termination and an amount equal to the additional bonus compensation paid in the most recent fiscal year prior to termination. In addition, such executives would be entitled to receive health insurance benefits for themselves and their families for a period of 18 months. If an executive's employment is terminated for any of the reasons listed above within one year of a change of control of the Company, such executive will be entitled to receive all of the amounts described above in a lump sum cash payment. If any of the executives are terminated for cause or resigns, the payment of salary and additional compensation will cease.

The respective employment agreements require that Messrs. Hesemann and Hislop devote their full business time to providing services exclusively to the Company. Messrs. Bellinger and Bates are required to dedicate at least 80% of their business time to providing services to the Company. The remainder of Messrs. Bellinger's and Bates' business time may be spent on management of other entities, including those controlled by Mr. Nicklaus. Each employee agreement also contains certain provisions with respect to confidentiality and non-competition.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Prior to the reorganization of the Company on August 1, 1996, the Company had no separate compensation committee or other board committee performing equivalent functions. During this period, the Company's Board of Directors carried out this function, with each of the directors of the Company participating in deliberations concerning executive compensation. In October 1996, the Company elected three outside non-employee directors and appointed them as the sole members of the newly created Compensation Committee. Commencing with the appointment of these outside directors, comprised of Messrs. Birk, Chapdelaine and McGovern, the Compensation Committee was represented entirely by non-employee directors during the remainder of fiscal 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of March 7, 1997 by (i) each person or entity who is the beneficial owner of five percent or more of the outstanding shares of Class A Common Stock or Class B Common Stock, (ii) each director and named executive officer of the Company and
(iii) all directors and executive officers of the Company as a group. Unless otherwise noted, the business address of each five percent holder, director or named executive officer listed below is the Company's corporate address. As described in the notes to the table, voting and/or investment power with respect to certain shares of Common Stock is shared by the named executives. Consequently, such shares may be shown as beneficially owned by more than one person.

                                                              AMOUNT AND NATURE OF
                                                              BENEFICIAL OWNERSHIP                  PERCENT OF
                                                    -----------------------------------------      TOTAL VOTING
                                                        NUMBER OF              NUMBER OF             POWER OF
                                                     SHARES OF CLASS A      SHARES OF CLASS B      OUTSTANDING
                                                      COMMON STOCK           COMMON STOCK             COMMON
BENEFICIAL OWNER                                          OWNED                OWNED(1)              STOCK(2)
------------------------------------------------    ------------------     ------------------     ---------------
Jack W. Nicklaus(3)(5)(10)                                    240,000              2,760,000               91.7%

Golden Bear International, Inc.(4)                                ---              1,320,000               43.5%

Richard P. Bellinger and Barbara B.
   Nicklaus, as co-trustees(5)                                    ---                573,600               18.9%

Wellington Management Company, LLP
   75 State Street
   Boston, Massachusetts  02109(6)(9)                         193,100                    ---                   *

Metropolitan Life Insurance Company
   One Madison Avenue
   New York, New York  10010(7)(9)                            152,000                    ---                   *

State Street Research & Management Co.
   One Financial Center, 30th Floor
   Boston, Massachusetts  02111(8)(9)                         152,000                    ---                   *

Richard P. Bellinger(5)(10)                                   120,000                    ---                   *

Mark F. Hesemann(10)                                           40,000                    ---                   *

Thomas P. Hislop(10)                                           40,000                    ---                   *

Jack P. Bates(10)                                              40,000                    ---                   *

Roger E. Birk                                                   2,000                    ---                   *

Richard F. Chapdelaine                                          3,150                    ---                   *

John F. McGovern                                                3,000                    ---                   *

All directors and executive officers as
   a group (8 persons)(3)(5)(10)                              248,150              2,760,000               91.8%

------------------------------------------------

 *     Represents less than 1% of the total.



(1) The shares of Class B Common Stock are identical to the shares of Class A Common Stock in all respects, except for voting rights and certain conversion rights and transfer restrictions. While each share of Class A Common Stock entitles the holder to one vote on each matter submitted to a vote of the Company's shareholders, each share of Class B Common Stock entitles the holder to ten votes on each such matter, including the election of directors. Each share of Class B Common Stock is convertible at the option of the holder into one share of Class A Common Stock and is automatically converted into a share of Class A Common Stock upon the transfer to a person who is not a Nicklaus Family Member, as defined, or if the total number of shares of Class B Common Stock is less than 20% of the aggregate number of shares of Common Stock outstanding on the record date of any shareholders meeting.

(2) The calculation of the percent of total voting power of outstanding Common Stock is based on the respective number of shares of Class A Common Stock and Class B Common Stock outstanding as of March 7, 1997, at which date there were 2,747,962 shares of Class A Common Stock and 2,760,000 shares of Class B Common Stock outstanding. Each share of Class B Common Stock entitles the holder to ten votes.

(3) Includes the 573,600 shares of Class B Common Stock held in family trusts for the benefit of Mr. Nicklaus' children, and the 240,000 shares of Class A Common Stock pledged to Mr. Nicklaus by Messrs. Bellinger, Hesemann, Hislop and Bates as to which Mr. Nicklaus disclaims beneficial ownership. Also includes the 1,320,000 shares of Class B Common Stock owned of record by International.

(4) Mr. Nicklaus is the Chairman of the Board and the beneficial owner of the controlling interest in International and, accordingly, is deemed to beneficially own all such shares.

(5) All 573,600 shares of Class B Common Stock are held by Mr. Bellinger and Mrs. Nicklaus as co-trustees of trusts for the benefit of Mr. And Mrs. Nicklaus' children. Mr. Bellinger and Mrs. Nicklaus disclaim beneficial ownership of such shares. All of these shares are subject to a shareholders' agreement with Mr. Nicklaus which, among other things, grants to Mr. Nicklaus the right to vote all such shares and imposes certain limitations on the transfer of such shares. Certain of these shares are pledged to Mr. Nicklaus to secure loans made by Mr. Nicklaus to each of the trusts. These pledged shares are subject to further restrictions prohibiting the sale or other disposition of any such shares for a two year period ending in July, 1998.

(6) Total shares beneficially owned reflect 193,100 shares to which Wellington Management Company, LLP ("Wellington") exercises shared investment power and 51,800 shares to which it has shared voting power. Wellington does not exercise sole voting power or sole investment power with respect to any such shares.

(7) Total beneficially owned shares are comprised of 152,000 shares to which Metropolitan Life Insurance Company has both sole voting power and sole investment power.

(8) Total shares beneficially owned represent 152,000 shares to which State Street Research & Management Company has both sole voting power and sole investment power.

(9) The number of shares beneficially owned are based upon the most recent Form 13G filed with the Securities and Exchange Commission.

(10) All such shares are pledged to Mr. Nicklaus to secure loans made by Mr. Nicklaus to such individuals. All of these shares are also subject to shareholder agreements with Mr. Nicklaus, prohibiting each of Messrs. Bellinger, Hesemann, Hislop and Bates from, without the consent of Mr. Nicklaus, selling or otherwise disposing of any such shares for a two-year period ending in July 1998, granting Mr. Nicklaus the right to vote all of such shares until such shares are sold or transferred to a third party and imposing certain limitations on the transfer of such shares. Mr. Nicklaus disclaims beneficial ownership of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

REORGANIZATION

The Company, its shareholders, Golden Bear Golf Centers, Inc. ("Golf Centers"), Paragon Golf Construction, Inc. ("Paragon") (collectively, the "Constituent Companies"), International and certain other affiliates entered into a reorganization agreement in connection with the Company's initial public offering on August 1, 1996. Pursuant to the agreement, the Company acquired all of the outstanding common stock of the Constituent Companies in exchange for 240,000 shares of its Class A Common Stock and 1,428,000 shares of its Class B Common Stock. In addition, the Company acquired certain assets and assumed certain liabilities of International in exchange for 1,332,000 shares of its Class B Common Stock. The transaction was accounted for on an historical cost basis in a manner similar to a pooling of interests as the Company and the Constituent Companies had common stockholders and management.

Prior to the reorganization of the Company, Messrs. Bellinger, Hesemann, Hislop and Bates acquired certain shares of the outstanding capital stock of Golf Centers for an aggregate purchase price of $600,000. Pursuant to the reorganization, Messrs. Bellinger, Hesemann, Hislop and Bates received an aggregate of 240,000 shares of the Company's Class A Common Stock in exchange for their shares in Golf Centers. All such shares acquired pursuant to the reorganization are pledged to Mr. Nicklaus to secure loans made by Mr. Nicklaus to such individuals to fund their purchase of shares in Golf Centers. All of such individuals have entered into a management shareholders' agreement with Mr. Nicklaus and the Company pursuant to which they assigned to Mr. Nicklaus the right to vote all the shares acquired in the reorganization at Mr. Nicklaus's discretion until such shares are sold or transferred to a third party. The management shareholders' agreement also prohibits any of Messrs. Bellinger, Hesemann, Hislop or Bates from, without the consent of Mr. Nicklaus, selling, disposing or otherwise transferring any such shares for a period of two years ending July, 1998. In addition, each of Messrs. Bellinger, Hesemann, Hislop and Bates granted to Mr. Nicklaus a right of first offer to purchase the shares of Class A Common Stock which he intends to sell or transfer to any person or other outside party who is not a holder of Class B Common Stock. Any shares not purchased pursuant to the right of first offer may be sold at or above the price offered to Mr. Nicklaus.

Certain trusts established for the benefit of Mr. and Mrs. Nicklaus' children also acquired shares of the outstanding capital stock of Golf Centers immediately prior to the reorganization of the Company for an aggregate purchase price of $900,000. In connection with the reorganization, such trusts received an aggregate of 573,600 shares of the Company's Class B Common Stock in exchange for their shares in Golf Centers. All such shares acquired in connection with the reorganization are pledged to Mr. Nicklaus to secure loans made by Mr. Nicklaus to such trusts to fund their purchase of shares in Golf Centers. Such trusts are prohibited from selling, disposing or otherwise transferring any such shares for a period of two years ending July, 1998.

Mr. Nicklaus, International, the Nicklaus family trusts and the Company entered into a registration rights agreement, pursuant to which each of Mr. Nicklaus, International and the Nicklaus family trusts has the right to demand that their respective shares of Class A Common Stock (including Class A Common Stock issued upon conversion of Class B Common Stock) be registered for sale pursuant to the requirements of the Securities Act of 1933, up to three times, subject to certain defined rights of the Company. Additionally, Messrs. Bellinger, Hesemann, Hislop and Bates entered into a registration rights agreement, pursuant to which each of them will have the right, at any time during the period until two years after repayment of the loans from Mr. Nicklaus, to cause the Company to file a registration statement for the proposed sale from time to time of all or any portion of their shares of Class A Common Stock acquired pursuant to the reorganization. Each of the foregoing parties also have an unlimited number of piggyback registration rights in respect of their shares.

ARRANGEMENTS WITH INTERNATIONAL

As described above, various businesses and operations were contributed to the Company in the reorganization by International and its affiliates. Mr. Nicklaus, who founded International in 1970, is the principal shareholder of International and is also the Chairman of the Board of the Company, as well as the principal shareholder of the Company.

Pursuant to a trademark license agreement, International has granted the Company a royalty-free, indefinite, exclusive right, subject to certain exceptions, to utilize and sublicense all major trademarks, tradenames and service marks owned or developed by International, including the GOLDEN BEAR, NICKLAUS and JACK NICKLAUS trademarks (collectively, the "Licensed Marks") and the right, subject to the approval of International, to obtain the registration of additional trademarks and service marks deemed by the Company to be necessary or prudent to the maintenance and future expansion of its businesses. International also granted the Company the right to use the name, likeness, nickname, biographical data and other identifying characteristics of Jack Nicklaus in connection with the advertising, promotion, sale or rendering of the Company's products or services throughout the world. International has retained the exclusive right to utilize and license any of the Licensed Marks in connection with and limited to its continuing businesses (such businesses being hereinafter referred to as the "Retained Businesses"), which are limited to (i) golf course design and consulting; (ii) residential community development; (iii) sponsorship, promotion and management of golf tournaments; (iv) daily fee golf course development; (v) the manufacture and marketing of golf clubs and equipment; (vi) the creation, production and marketing of golf and other sporting events; (vii) the creation, development, editing and distribution of books, articles and print media creative works including audiovisual media programming and properties including video games; and (viii) a membership club offering golf improvement tips.

Pursuant to the trademark license agreement, in the event International decides to assign, transfer or otherwise convey its legal title and ownership interest in any of the Licensed Marks, International must first offer to transfer such interests to the Company for nominal consideration, subject to International's exclusive rights with respect to the Retained Businesses. In the event International desires to negotiate with any third party to (i) assign, convey or transfer its ownership interest in or to license substantially all of its beneficial interest in the right to license and utilize any part of the Licensed Marks in connection with the Retained Businesses or (ii) otherwise divest itself of all or substantially all of the assets, equity holdings or business opportunities relating to any of the Retained Businesses, International has agreed to enter into good faith negotiations with the Company for a period of sixty days for the acquisition by the Company of any such rights, assets or businesses which International desires to transfer to third parties.

The term of the Company's trademark license is initially for a period of thirty years but is renewable by the Company for additional ten-year periods thereafter and may only be terminated by International, after notice, in the event the Company abandons its use of all or substantially all of the Licensed Marks in all or substantially all of the countries where the Company has the right to use the Licensed Marks or materially breaches the license agreement or following a material breach by the Company after notice and an opportunity to cure and following the completion of arbitration. In the event that an arbitrator determines that there has been a material breach, the Company will be afforded an additional opportunity to cure the breach or, if such breach is not subject to cure and the arbitrator has determined actions or payments which would appropriately ameliorate such breach, an additional period of time to do so. The Company may transfer its rights under the license agreement, without the consent of International, by assignment or by operation of law, to any entity which acquires all or substantially all of the Company's licensing business and which agrees in writing to accept and be bound by all of the terms and conditions of the agreement to the extent such undertaking is not made by operation of law.

Pursuant to an office sharing agreement, the Company subleases its corporate office facilities from International. The sublease commenced on August 1, 1996 and expires in January, 2000. Rent due under the sublease is calculated based on the estimated percentage of total leased space that is utilized by the Company. The sublease requires minimum annual payments of approximately $575,000, and the rent expense incurred under such sublease during fiscal 1996 was $248,862.

In connection with the sublease, the Company also entered into an office staff sharing agreement which provides for the sharing of the services of certain specifically identified office staff and personnel that can effectively serve the needs of both organizations. During fiscal 1996, a total of $255,000 attributable to payroll and related costs associated with such shared employees was allocated to International.

In addition, the Company maintains certain office space in Singapore that is shared with International. During fiscal 1996, a total of $277,818 of costs associated with maintaining such facilities was allocated to International.

Under the terms of a personal services management agreement, International and Mr. Nicklaus have retained the Company as the exclusive manager and representative to market the personal endorsement services of Mr. Nicklaus as a celebrity and corporate spokesman to outside third parties throughout the world. As compensation for services provided in this capacity, the Company is generally entitled to 30% of the personal endorsement fees received by Mr. Nicklaus under any contract or arrangement existing as of August 1, 1996 or any renewal thereof during the term of the agreement and a percentage to be negotiated (but in no event less than 20%) of all such revenues under any new contract signed thereafter. Revenues earned by the Company during fiscal 1996 in this capacity totaled $643,587.

Pursuant to a design services marketing agreement, the Company markets golf course designs worldwide for Nicklaus Design, the golf course design division of International. The Company generally receives 10% of the gross design fees collected by International. Commissions earned by the Company during fiscal 1996 for these services totaled $1,281,326.

The Company began managing a golf course facility owned by International during 1996 for which it earned revenues of $75,000 during fiscal 1996. Also during fiscal 1996, the Company purchased certain golf equipment used for promotional purposes totaling $74,337 from Nicklaus Golf Equipment, LC, a company controlled by Mr. Nicklaus.

As of December 31, 1996, the Company had a net receivable balance due from International in the amount of $843,235. Such balance was comprised primarily of International's allocable portion of certain costs associated with maintaining shared office space in Singapore, together with reimbursements for certain legal expenses and commissions on specific design related revenues collected by Nicklaus Design. The balance also included amounts owed by International in connection with the reimbursement of certain allocated payroll and other costs which are paid by the Company.

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

Certain of the Company's named executives, Messrs. Nicklaus, Bellinger and Bates provide services in various capacities to International and its affiliates on an ongoing basis. During fiscal 1996, Mr. Nicklaus received a salary of $675,000 for services rendered to International and its affiliates. Under the terms of their respective employment agreements, Messrs. Bellinger and Bates are required to dedicate at least 80% of their business time to the Company. The remainder of their business time may be spent on management of other entities, including International. During fiscal 1996, Messrs. Bellinger and Bates received salaries of $124,000 and $35,333, respectively, for their services performed on behalf of International and it affiliates. Such compensation for Messrs. Nicklaus, Bellinger and Bates was charged entirely to International and is not reflected in the Company's consolidated financial statements for fiscal 1996.

During fiscal 1996, Messrs. Bellinger, Hesemann, Hislop and Bates each were also paid $200,000 by International representing deferred compensation that had been accrued for services performed in previous years prior to fiscal 1996. Such deferred compensation had been charged to the operations of International in previous years, and accordingly, none of the expense associated with such deferred compensation has been reflected in the historical financial statements of the Company.

INDEBTEDNESS TO MR. NICKLAUS

In June 1996, Mr. Nicklaus provided a bridge loan of approximately $1.6 million to Golf Centers, the proceeds of which were used to fund the acquisition of the Cool Springs Golf Center. The loan was evidenced by a demand promissory note, with interest at the Federal Mid-Term annual interest rate in effect at the time the note was executed. The bridge loan was repaid in full in August 1996 from the proceeds of the initial public offering.

ACQUISITION OF EAST COAST FACILITIES

In September 1996, the Company purchased East Coast Facilities (comprised of an existing Golden Bear Golf Center located in Columbus, Ohio and a Golden Bear Golf Center in Fort Lauderdale, Florida which commenced operations in November,
1996) for approximately $5.9 million, of which $5.3 million was paid in cash at the closing and $600,000 was evidenced by certain promissory notes. The $5.3 million paid at closing was funded from the proceeds of the Company's initial public offering. The promissory notes are non-interest bearing and are secured by certain property and equipment. The purchase price of the acquisition was based on the projected return on the project as determined by the Company's investment committee, which is comprised of certain senior executive officers of the Company.

In connection with the acquisition, the Company issued certain principals of East Coast Facilities options to purchase 37,500 shares of its Class A Common Stock which fully vested on the date of acquisition. Such options are exercisable at any time prior to their expiration in August 1997 and any proceeds from the exercise of the options must be used to repay an equal amount of principal under the promissory notes. Any remaining outstanding principal balance on the notes is due in September 1997. At December 31, 1996, the outstanding principal on these notes was $267,008.

Mr. Chapdelaine, who was elected to the Company's Board of Directors in October 1996, is one of the former shareholders of East Coast Facilities. In connection with the acquisition, he received options to purchase 3,150 shares of the Company's Class A Common Stock, which he exercised in January, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 1997.

                                    GOLDEN BEAR GOLF, INC.

                                    By:   /s/  RICHARD P. BELLINGER
                                          -------------------------------------
                                          Richard P. Bellinger
                                          President and Chief Executive Officer