Form 10-Q
period 1997-03-31
GOLDEN BEAR GOLF INC
filed 1997-05-15
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  -  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the quarterly period ended March 31, 1997

                                       or

[  ]  -  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

Commission File Number:    333-05581


                             GOLDEN BEAR GOLF, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            FLORIDA                                  65-0680880
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


11780 U.S. HIGHWAY ONE, NORTH PALM BEACH, FLORIDA                 33408
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


                                 (561) 626-3900
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes X      No_____


The Registrant had outstanding 2,744,962 shares of Class A Common Stock (par value $.01 per share) and 2,760,000 shares of Class B Common Stock (par value $.01 per share) as of May 9, 1997.

                             GOLDEN BEAR GOLF, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q







                                                                            PAGE
                                                                            ----

PART I    -   FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets as of
                 March 31, 1997 and December 31, 1996.....................     3

              Consolidated Condensed Statements of Operations for the
                 Three Months Ended March 31, 1997 and 1996...............     4

              Consolidated Condensed Statements of Cash Flows for the
                 Three Months Ended March 31, 1997 and 1996...............     5

              Notes to Consolidated Condensed Financial Statements........     6

Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............    11

PART II   -   OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K............................    15

Signatures................................................................    16

PART I  -  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                             GOLDEN BEAR GOLF, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                                    MARCH 31,           DECEMBER 31,
                                                                                                       1997                 1996
                                                                                                   ------------        ------------
                                                                                                    (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                       $  8,267,702        $ 16,477,420
   Accounts receivable, net of allowances                                                             6,525,924           5,352,224
   Due from International                                                                             1,502,199             843,235
   Costs and estimated earnings in excess of billings on uncompleted contracts                        2,980,385           3,341,500
   Inventory                                                                                          2,357,098           1,953,857
   Prepaid expenses and other current assets                                                            492,407             221,800
   Deferred income taxes, net                                                                           938,971                  --
                                                                                                   ------------        ------------

           Total current assets                                                                      23,064,686          28,190,036

PROPERTY AND EQUIPMENT, net                                                                          21,644,901          18,347,927

INTANGIBLES AND OTHER ASSETS                                                                          7,713,116           4,868,919
                                                                                                   ------------        ------------

           Total assets                                                                            $ 52,422,703        $ 51,406,882
                                                                                                   ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                                $  1,639,270        $  3,542,187
   Accrued liabilities and other                                                                      2,211,073           1,871,915
   Billings in excess of costs and estimated earnings on uncompleted contracts                          968,212             419,705
   Deferred revenue                                                                                   1,116,088             449,515
   Current portion of notes payable and capital leases                                                1,707,984           1,313,383
                                                                                                   ------------        ------------

           Total current liabilities                                                                  7,642,627           7,596,705
                                                                                                   ------------        ------------

NOTES PAYABLE AND CAPITAL LEASES, net of current portion                                              8,122,621           5,556,667
                                                                                                   ------------        ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 20,000,000 shares authorized,
     no shares issued and outstanding                                                                        --                  --
   Common stock-
     Class A, $.01 par value, 70,000,000 shares authorized, 2,744,962 and
       2,744,812 shares issued and outstanding at March 31, 1997
       and December 31, 1996, respectively                                                               27,450              27,448
     Class B, $.01 par value, 10,000,000 shares authorized, 2,760,000
       shares issued and outstanding                                                                     27,600              27,600
   Additional paid-in capital                                                                        40,856,943          40,850,358
   Retained earnings (deficit)                                                                       (4,254,538)         (2,651,896)
                                                                                                   ------------        ------------

           Total shareholders' equity                                                                36,657,455          38,253,510
                                                                                                   ------------        ------------

           Total liabilities and shareholders' equity                                              $ 52,422,703        $ 51,406,882
                                                                                                   ============        ============


     The accompanying notes are an integral part of these unaudited statements.

                             GOLDEN BEAR GOLF, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
REVENUES:                                             1997               1996
                                                   -----------      -----------
   Golf Division-
     Golf centers and academy fees
       and royalties                               $ 2,972,931      $   151,453
     Related party commissions                         359,393          299,539
                                                   -----------      -----------
       Total golf division                           3,332,324          450,992
                                                   -----------      -----------

   Construction Division                             1,270,498        2,055,894
                                                   -----------      -----------

   Marketing Division-
     Golf instruction revenues                         927,160          961,037
     Licensing and other revenues                      727,173          461,233
     Income from operations of JNAI                    405,924          324,707
     Related party management fees                     157,500           78,750
                                                   -----------      -----------
       Total marketing division                      2,217,757        1,825,727
                                                   -----------      -----------

       Total revenues                                6,820,579        4,332,613
                                                   -----------      -----------

OPERATING COSTS AND EXPENSES:
   Construction and shaping costs                    1,582,142        1,505,531
   Operating expenses                                6,172,775        1,974,760
   Corporate overhead                                1,305,960          750,467
   Depreciation and amortization                       289,695           72,207
                                                   -----------      -----------
       Total operating costs and expenses            9,350,572        4,302,965
                                                   -----------      -----------

       Income (loss) from operations                (2,529,993)          29,648
                                                   -----------      -----------

OTHER INCOME (EXPENSE):
   Interest income                                     138,908            4,356
   Interest expense                                   (176,576)         (12,342)
   Other                                                56,509           12,116
                                                   -----------      -----------
       Total other income                               18,841            4,130
                                                   -----------      -----------

       Income (loss) before income taxes            (2,511,152)          33,778

PROVISION (BENEFIT) FOR INCOME TAXES                  (908,510)             586
                                                   -----------      -----------

       Net income (loss)                           $(1,602,642)     $    33,192
                                                   ===========      ===========

EARNINGS PER SHARE:
   Net income (loss)                               $     (0.29)     $      0.01
                                                   ===========      ===========

PRO FORMA EARNINGS PER SHARE (Note 1):
   Net income (loss)                               $     (0.29)     $      0.03
                                                   ===========      ===========

Weighted average common and common
   equivalent shares outstanding                     5,505,912        3,000,000
                                                   ===========      ===========


   The accompanying notes are an integral part of these unaudited statements.

                             GOLDEN BEAR GOLF, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                         -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                        1997                     1996
                                                         ------------              ---------
   Net income (loss)                                     $ (1,602,642)             $  33,192
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depreciation and amortization                           289,695                 72,207
      Depreciation included in construction and
        shaping costs                                           8,015                 24,089
      Provision for uncollectibles                               --                    7,886
      Changes in assets and liabilities:
         Accounts receivable                               (1,173,700)               (32,569)
         Due from International                              (658,964)               385,187
         Costs and estimated earnings in excess of
           billings on uncompleted contracts                  361,115               (203,602)
         Inventory                                           (403,241)                 3,613
         Prepaid expenses and other current assets           (270,607)              (226,564)
         Deferred income taxes, net                          (938,971)                  --
         Other assets                                        (558,571)               170,531
         Accounts payable                                  (1,902,917)              (543,646)
         Accrued liabilities and other                        339,158               (276,640)
         Billings in excess of costs and estimated
           earnings on uncompleted contracts                  548,507                243,223
         Deferred revenue                                     666,573                455,052
                                                         ------------              ---------

           Net cash (used in) provided by
             operating activities                          (5,296,550)               111,959
                                                         ------------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of golf centers                             (1,465,236)                  --
   Capital expenditures, net                               (1,516,074)               (80,392)
                                                         ------------              ---------

           Net cash used in investing activities           (2,981,310)               (80,392)
                                                         ------------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                     50,400                   --
   Payments on notes payable and capital leases              (111,905)               (16,652)
   Proceeds from revolving credit facility, net               173,460                453,220
   Divisional transfers to International                         --                 (783,463)
   Other                                                      (43,813)                  --
                                                         ------------              ---------

           Net cash provided by (used in)
             financing activities                              68,142               (346,895)
                                                         ------------              ---------

           Net decrease in cash and cash equivalents       (8,209,718)              (315,328)

CASH AND CASH EQUIVALENTS, beginning of period             16,477,420                347,010
                                                         ------------              ---------

CASH AND CASH EQUIVALENTS, end of period                 $  8,267,702              $  31,682
                                                         ============              =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   ACTIVITIES:
   Notes payable issued in connection with
     the acquisition of golf centers                     $  2,899,000              $    --
                                                         ============              =========

   The accompanying notes are an integral part of these unaudited statements.

                             GOLDEN BEAR GOLF, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited Consolidated Financial Statements and Notes thereto included in Golden Bear Golf, Inc.'s ("Golden Bear" or the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission.

The results of operations and cash flows for the three months ended March 31, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 1997.

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

Certain amounts attributable to the operations of Jack Nicklaus Apparel International ("JNAI"), which were included in the prior period's financial statements on a consolidated basis, have been reclassified to conform to the current period's presentation. See Note 5, Operations of JNAI.

PRO FORMA INCOME TAXES

Prior to becoming a C Corporation upon the reorganization of the Company on August 1, 1996, Golf Centers and Paragon were S Corporations for Federal and state income tax reporting purposes and International Carve-out was a division of International, which was also an S Corporation. As S corporations prior to the reorganization, Golf Centers, Paragon and International have historically only paid foreign income taxes and have not paid United States Federal and state income taxes. The following pro forma income taxes have been reflected in the pro forma earnings per share data presented in the accompanying Consolidated Condensed Statements of Operations to show the effects on the Company's operations as if the relevant entities had been C Corporations during both of the periods presented.

The following pro forma taxes reflect consideration of all permanent differences between book and tax income at the Company's estimated effective tax rate of 39%.

                                                 FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                                 --------------------------
                                                    1997             1996
                                                 -----------        -------
Historical income (loss) before income taxes     $(2,511,152)       $33,778
Pro forma benefit for income taxes                   908,510         45,014
                                                 -----------        -------

Pro forma net income (loss)                      $(1,602,642)       $78,792
                                                 ===========        =======

PRO FORMA EARNINGS PER SHARE

Pro forma net income (loss) per share is computed by dividing pro forma net income (loss) by the weighted average common and dilutive common equivalent shares outstanding for each period. Common stock equivalents include the dilutive effect of all outstanding stock options using the treasury stock method. The calculations used in the accompanying Consolidated Condensed Statements of Operations are based upon 5,505,912 and 3,000,000 average common shares outstanding during the three months ended March 31, 1997 and 1996, respectively.

Effective December 15, 1997, the Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which among other changes, will require that basic earnings per share be computed without regard to any outstanding common equivalent shares. Basic earnings per share as computed under SFAS No. 128 would not differ from the earnings per share and pro forma earnings per share amounts presented in the accompanying Consolidated Condensed Statements of Operations.

2.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted construction and shaping contracts consist of the following for contracts recognized under the percentage-of-completion method of accounting:

                                             MARCH 31,         DECEMBER 31,
                                               1997                1996
                                            -----------        -----------
Costs incurred on uncompleted contracts     $24,153,154        $23,604,746
Estimated earnings                            2,072,549          2,446,337
                                            -----------        -----------

                                             26,225,703         26,051,083
Less billings to date                        24,213,530         23,129,288
                                            -----------        -----------

                                            $ 2,012,173        $ 2,921,795
                                            ===========        ===========

The amounts associated with costs and estimated earnings on uncompleted construction and shaping costs are included in the accompanying Consolidated Condensed Balance Sheets under the following captions:

                                                 MARCH 31,        DECEMBER 31,
                                                   1997              1996
                                                ----------        ----------
 Costs and estimated earnings in excess of
   billings on uncompleted contracts            $2,980,385        $3,341,500

 Billings in excess of costs and estimated
   earnings on uncompleted contracts              (968,212)         (419,705)
                                                ----------        ----------

                                                $2,012,173        $2,921,795
                                                ==========        ==========
                                       7

3.  NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consist of the following:

                                                            MARCH 31,           DECEMBER 31,
                                                              1997                 1996
                                                           -----------          -----------
Note payable to financial institution, due in monthly
   principal installments of $10,000 plus interest at
   prime + 3/4%, with balloon payment due at maturity
   in August, 2003                                         $ 1,730,000          $ 1,760,000

Notes payable to sellers of golf centers, with interest
   ranging from 0% to prime + 1/2%, with maturities
   through August, 2001(1)                                   4,215,608            1,367,008

Capital lease obligations, with maturities through
   April, 2025                                               2,447,876            2,454,457

Deferred profit participation obligation, payable
   quarterly, discounted at an effective rate of 9%,
   matures December, 2006                                      412,527              419,097

Revolving credit note with a bank, with interest
   at 8 1/2% payable monthly, matures May, 1997                999,436              825,976

Secured credit note, with principal and interest
   at 9 1/2% payable monthly, matures July, 1997                25,158               43,512
                                                           -----------          -----------

                                                             9,830,605            6,870,050
Less current portion                                        (1,707,984)          (1,313,383)
                                                           -----------          -----------
                                                           $ 8,122,621          $ 5,556,667
                                                           ===========          ===========

(1) Notes payable to sellers is comprised of certain notes associated with the acquisition of golf centers. In September 1996, the Company issued non-interest bearing notes payable of $600,000 in connection with the purchase of East Coast Facilities, secured by certain property and equipment. The outstanding principal on these notes was $216,608 and $267,008 at March 31, 1997 and December 31, 1996, respectively. Such notes have certain defined payment terms and any remaining principal on the notes is due in September 1997. Also in September 1996, the Company issued a note payable for $750,000 in connection with its acquisition of Highlander Facilities. The note is secured by certain property and equipment of the golf center and bears interest at 8% payable monthly, with the entire principal due in August 2001.

     In December 1996, the Company issued a note payable for $350,000 in connection with the purchase of MacDivott's Golf Center. The note is secured by certain property and equipment of the golf center and bears interest at prime + 1/2% payable quarterly, with the entire principal due in December 1999.

     In January 1997, the Company incurred certain secured indebtedness aggregating approximately $2.1 million in connection with the purchase of Oasis Golf Center. Such obligations are comprised of a non-interest bearing installment of $200,000 due in August 1997, an $899,000 installment due in May 1998 with interest imputed at 9%, together with a $1 million promissory note due in two $500,000 installments each in January 1999 and 2001 with interest at 9% payable quarterly. See Note 7, Acquisitions.

     In February 1997, the Company issued a note payable for $800,000 in connection with the purchase of Caddy-Shack Golf Dome. The note is secured by certain property and equipment of the golf center and requires quarterly payments of $38,820 representing the amortization of principal and interest at 9%. Based on such required quarterly payments, the note will be fully amortized in March 2004. See Note 7, Acquisitions.

4.  ARBITRATION CLAIMS

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and related amounts due, together with additional damages, totaling approximately $350,000. Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. Although the customer recently claims its damages are in excess of $1.2 million, the initial claim submitted by the customer in arbitration was for $750,000. The ultimate outcome of this matter is not determinable at this time; accordingly no provision for loss regarding this matter has been established at March 31, 1997.

5.  OPERATIONS OF JNAI

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

The following is a summary of the operating results of JNAI:

                                                FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                                -------------------------
                                                  1997             1996
                                                --------         --------
      Licensing revenues                        $765,250         $881,307
      Operating expenses                          83,268          136,508
      Provision (benefit) for income taxes      (129,866)          95,385
                                                --------         --------
      Net income                                $811,848         $649,414
                                                ========         ========

6.  RELATED PARTY TRANSACTIONS

The amounts included in the accompanying Consolidated Condensed Balance Sheets under the caption "Due from International" consist of the following:

                                            MARCH 31,          DECEMBER 31,
                                              1997                 1996
                                           ----------            --------
      Golden Bear Golf, Inc.               $1,459,914            $807,231
      Paragon                                  28,072              22,329
      International Carve-out                  14,213              13,675
                                           ----------            --------
                                           $1,502,199            $843,235
                                           ==========            ========

The $1.5 million balance due Golden Bear Golf, Inc. at March 31, 1997 is comprised primarily of International's allocable portion of certain costs associated with maintaining shared office space in Singapore, together with reimbursements for certain legal expenses and commissions on specific design related revenues collected by Nicklaus Design, a division of International. The balance also includes amounts owed by International in connection with the reimbursement of certain allocated payroll and other costs which are paid by the Company.

Pursuant to an office sharing agreement, the Company subleases its corporate office facilities from International. The rent expense incurred under such sublease for the three months ended March 31, 1997 was $148,402. The Company also has an office staff sharing agreement with International which provides for the sharing of the services of certain specifically identified office staff and personnel that can effectively serve the needs of both organizations. During the first quarter of fiscal 1997, a total of $145,200 attributable to payroll and related costs associated with such shared employees was allocated to International.

In addition, the Company maintains certain office space in Singapore that is shared with International. During the three months ended March 31, 1997, a total of $70,000 of costs associated with maintaining such facilities was allocated to International.

International has retained the Company as the exclusive manager and representative to market the personal endorsement services of Jack Nicklaus, pursuant to which the Company is generally entitled to 30% of the personal endorsement fees received by Mr. Nicklaus. During the first quarters of fiscal 1997 and 1996, the Company earned revenues for services provided in this capacity of $157,500 and $78,750, respectively.

Pursuant to a design services marketing agreement, the Company markets golf course designs worldwide for Nicklaus Design for which it generally receives 10% of the gross design fees collected by International. During the three months ended March 31, 1997 and 1996, the Company earned commissions for such services of $359,393 and $299,539, respectively.

7.  ACQUISITIONS

Effective January 1, 1997, the Company entered into a long-term lease agreement for certain assets and the underlying real property utilized in connection with the Sunset Golf Center, an existing golf practice and instruction facility located in Beaverton, Oregon. The lease term is for a period of 20 years and provides for annual rentals equal to the greater of a minimum base rent or a percentage rent calculated based on the gross revenues of the project. Under the terms of the lease agreement, the Company is required to invest at least $500,000 in improvements to the property prior to the end of the second lease year.

On January 31, 1997, the Company purchased the Oasis Golf Center, an existing "dome" type golf practice and instruction facility located in Plymouth, Michigan, for $3.2 million of which $1.0 million was paid in cash at the closing and the remainder was evidenced by a $1.0 million secured promissory note and certain other obligations to pay $1.2 million. The cash portion of the purchase price was funded from the proceeds of the Company's initial public offering. The fair value of net assets acquired (substantially all property and equipment) was approximately $1.8 million, resulting in the recording of goodwill in the amount of $1.4 million which will be amortized over the 20 year term of the related ground lease for the underlying property.

On February 28, 1997, the Company purchased Caddy-Shack Golf Dome, an existing golf practice and instruction facility located in Williamsville, New York, for approximately $1.1 million of which $300,000 was paid in cash at the closing and $800,000 was evidenced by certain secured promissory notes. The $300,000 paid at the closing was funded from the proceeds of the Company's initial public offering. The fair value of net assets acquired (substantially all property and equipment) was approximately $500,000, resulting in the recording of goodwill in the amount of $600,000 which will be amortized over the expected 20 year term (including renewal options) of the related ground lease for the underlying property.

All of the foregoing acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of these golf centers are included in the accompanying Consolidated Condensed Statements of Operations for all periods starting with their respective acquisition dates. Had these acquisitions occurred as of January 1, 1997, the Company's summarized unaudited pro forma results of operations for the three months ended March 31, 1997 would have been as follows.

      Total revenues                                   $ 7,179,413
      Loss from operations                             $(2,459,789)
      Net loss                                         $(1,572,357)
      Net loss per share                               $     (0.29)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company operates its business through three divisions: the Golf Division, the Construction Division and the Marketing Division. The Golf Division owns, operates and licenses the Company's golf practice and instruction facilities under the JACK NICKLAUS GOLF CENTER, JACK NICKLAUS ACADEMY OF GOLF and GOLDEN BEAR GOLF CENTER brand names, is involved in the marketing of golf course design services on behalf of designers, primarily Nicklaus Design, and provides golf course management and consulting services throughout the world. The Construction Division provides technical construction services in connection with the construction and renovation of golf courses. The Marketing Division is involved primarily in the licensing of NICKLAUS, JACK NICKLAUS and GOLDEN Bear branded products throughout the world, the operation of the NICKLAUS/FLICK GOLF SCHOOLS and the generation of marketing fees related to Jack Nicklaus' personal endorsements.

The Company was formed on June 7, 1996 to enter into a reorganization agreement which was consummated on August 1, 1996 upon the closing of an initial public offering of the Company's Class A Common Stock. Parties to the plan of reorganization included, among others, the Company's affiliates, Golf Centers, Paragon and International, a privately owned company controlled by Jack Nicklaus. Pursuant to the agreement, the Company acquired all of the outstanding common stock of Golf Centers and Paragon in exchange for shares of its Class A and Class B Common Stock. In addition, the Company acquired certain assets and assumed certain liabilities of International in exchange for shares of its Class B Common Stock. The transaction was accounted for on an historical cost basis in a manner similar to a pooling of interests as Golden Bear, Golf Centers and Paragon had common stockholders and management.

Consistent with the Company's strategy to increase its ownership and operation of golf practice and instruction facilities, the Company entered into purchase and lease agreements pursuant to which it acquired three existing golf practice and instruction facilities during the first quarter of fiscal 1997. These three acquisitions, together with the ten operating golf centers and one center under development that were owned by the Company as of the beginning of fiscal 1997, bring the total of such facilities acquired to-date by the Company to 14. However, the substantial majority of the golf centers acquired prior to the current fiscal year were acquired during the last four months of fiscal 1996 and the renovations and upgrades required to convert such facilities to the Company's standards had not been completed as of the beginning of the current fiscal period. Upon acquisition, the Company attempts to develop a business plan tailored to the specific markets and renovation requirements of each golf center facility that is acquired. Although the renovation and upgrade programs for the recently acquired golf centers have commenced, certain of these golf center facilities are not expected to contribute significantly to the Company's operating performance through the third quarter of the current fiscal year. Moreover, certain of the golf centers acquired by the Company are located in geographic regions that are typically out of season during the winter months. Accordingly, many of the recently acquired golf practice and instruction facilities and certain golf centers located in the northern climates did not contribute significantly to the operating performance of the Company during the three months ended March 31, 1997.

While there is no assurance that it will successfully do so, the Company is seeking to acquire or develop a total of eight additional facilities by the end of 1997, bringing its total facilities to 22. However, such plans are subject to obtaining sufficient financing and the successful integration of the operations of the golf centers acquired to-date and the implementation of proper internal controls and systems at such centers. Although there is no assurance that the Company will obtain financing on favorable terms, or at all, or that the Company will achieve continued growth, the Company believes that it will achieve growth through the acquisition of additional golf practice and instruction facilities and the expansion of its construction and licensing operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1996

Total revenues for the three months ended March 31, 1997 increased 57.4% over the comparable period of 1996. The increase in total revenues was principally the result of an increase in Golf Division revenues to $3.3 million for the first quarter of fiscal 1997 from $0.5 million for the first quarter of fiscal 1996. This increase was attributable to the acquisition of 13 operating golf centers that contributed to revenues starting with their respective acquisition dates. Marketing Division revenues increased by $0.4 million or 21.5% for the three months ended March 31, 1997 compared to the same quarterly period of 1996, due primarily to an increase in licensing revenues. Marketing Division revenues attributable to the Company's golf instruction activities and income from the operations of JNAI remained relatively constant for the first quarter of fiscal 1997 in relation to the comparable period of 1996. The increases in Golf Division and Marketing Division revenues were offset in part, by a $0.8 million or 38.2% decrease in Construction Division revenues. Construction services provided during the first quarter of the current year were limited by a decision on the part of the Company to curtail such activities pending the implementation of new systems and the integration of new staff in a restructuring which began in the fourth quarter of 1996. The Company believes that restructuring has resulted in improved processes and controls that will facilitate the future growth of the Construction Division. The Construction Division received new project awards in excess of $35 million during the first quarter of fiscal 1997.

Operating income decreased to a loss of $2.5 million for the three months ended March 31, 1997 from a break-even level for the comparable period of 1996. Such decrease was primarily attributable to the start-up costs associated with converting and upgrading acquired golf centers to Company standards without commensurate revenues during the conversion process, together with a one-time severance charge of $0.6 million which resulted from personnel changes made in connection with the Company's appointment of new presidents in both its Golf Centers and Paragon subsidiaries. The Company also incurred additional operating expenses associated with the reorganization and expansion of the staffing and other resources in its Construction Division necessary to accommodate the increased level of construction activities that the current backlog of projects will require. Accordingly, operating expenses as a percentage of total revenues were 90.5% and 45.6% for the three months ended March 31, 1997 and 1996, respectively.

The decrease in operating income for the first quarter of 1997 was also impacted by a decrease in the gross margin realized by the Construction Division and an increase in the level of spending on corporate overhead. The decrease in the gross margin realized by the Construction Division during the current quarterly period was attributable to costs associated with the completion of specific construction projects that were contracted for in previous years.

Corporate overhead, consisting primarily of corporate headquarters rent and occupancy costs, as well as corporate management and employees, increased to $1.3 million for the three months ended March 31, 1997 from $0.8 million for the three months ended March 31, 1996. The increase in corporate overhead is attributable to planned systems upgrades and additions of personnel, together with the increased costs associated with the expansion of the Company's businesses and operating the Company as a separate public company.

Interest income of $0.1 million for the first quarter of 1997 was primarily attributable to earnings on the unexpended proceeds from the Company's initial public offering invested in short-term commercial paper instruments and repurchase agreements. Interest expense for the first quarter of the current year was approximately $0.2 million attributable primarily to indebtedness associated with the Company's acquisition of golf practice and instruction facilities. Interest income and interest expense for the first quarter of 1996 were not material to the Company's results of operations.

Prior to becoming a C Corporation upon the reorganization of the Company on August 1, 1996, the various entities that comprised its operations were S Corporations and therefore not subject to United States Federal and state income taxes. Prior to the reorganization, such entities generally paid only foreign income taxes. Accordingly, a pro forma income tax benefit has been included in pro forma earnings per share for the three months ended March 31, 1996 to present the Company's results of operations as if the respective entities had been C Corporations for both of the periods presented. The pro forma taxes reflect consideration of all permanent differences between book and tax income at the Company's estimated effective tax rate of 39% (see Note 1 of the Consolidated Condensed Financial Statements included herein under Part I, Item
1).

LIQUIDITY AND CAPITAL RESOURCES

On August 1, 1996, Golden Bear closed an initial public offering of 2,484,000 shares of its Class A Common Stock and received net proceeds (after deducting underwriting discounts and offering costs) of approximately $35.2 million. The net proceeds have been utilized by the Company through March 31, 1997 for the following purposes, (i) approximately $13.6 million has been used to fund the acquisition of golf centers, (ii) approximately $9.3 million has been utilized for working capital purposes, (iii) approximately $4.0 million has been used for capital improvements to the recently acquired golf center facilities and other capital expenditures, (iv) approximately $1.6 million was utilized to repay indebtedness incurred by the Company in connection with the acquisition of the Cool Springs Golf Center which had been funded by Jack Nicklaus and (v) approximately $0.2 million was used for the repayment of other indebtedness. The remaining proceeds, which have been invested in short-term commercial paper instruments and repurchase agreements, will be used for working capital and general corporate purposes including the acquisition and development of golf practice and instruction facilities, additional advertising and expansion of the Company's product development efforts, both domestically and internationally. As of March 31, 1997 and December 31, 1996, the Company had working capital of $15.4 million and $20.6 million, respectively.

Net cash used in operations was $5.3 million during the three months ended March 31, 1997 compared to net cash provided by operations of $0.1 million in the comparable period of 1996. The decrease in net cash provided by (used in) operations was primarily attributable to a decrease in net income (loss) for the three months ended March 31, 1997, together with changes in the account balances associated with accounts payable, accounts receivable and due from International for the respective periods.

Net cash used in investing activities was $3.0 million and $0.1 million for the three months ended March 31, 1997 and 1996, respectively. The increase in cash used for investing activities resulted from the acquisition and renovation of golf practice and instruction facilities during the current quarterly period.

Net cash provided by financing activities was approximately $0.1 million during the first quarter of 1997 compared to net cash used in financing activities of $0.3 million in the comparable period of 1996. The increase in net cash provided by (used in) financing activities was primarily attributable to certain divisional transfers to International during the first quarter of the prior year.

Subject to obtaining sufficient financing, the Company intends to continue its acquisition of golf practice and instruction facilities during the remainder of fiscal 1997, funding such acquisitions with the remaining net proceeds from its initial public offering along with mortgage financing secured by the facilities acquired. The Company may also finance such acquisitions by entering into leasing arrangements or by utilizing other seller financing with deferred payment terms which would serve to reduce the initial up-front cash outlay on the part of the Company. Leasing arrangements and seller financing have been used by the Company to fund all or a portion of the purchase price associated with certain golf centers that it has already acquired. There is no assurance additional facilities will be acquired. Actual spending on the acquisition of additional golf centers during the remainder of fiscal 1997 will depend on, among other things, the availability of funds, the identification and availability of suitable facilities on terms satisfactory to the Company, the location and condition of the acquired facilities (i.e. whether significant capital improvements are necessary), whether the Company acquires or leases the related land, competitive developments and strategic marketing decisions.

To provide for additional liquidity, the Company is seeking to obtain a $15-$20 million line of credit from a bank or other financial institution. Any such credit facility would likely include customary representations, warranties and covenants with respect to the conduct of the Company's business and require the maintenance of various financial ratios, which could limit amounts available to be borrowed under the facility. There can be no assurance that the Company will obtain a credit facility or as to the amount or terms of any such facility. The Company currently has outstanding indebtedness of approximately $1.0 million under a revolving credit note that matures in May, 1997 (see Note 3 of the Consolidated Condensed Financial Statements included herein under Part I, Item
1).

The Company believes that the remaining proceeds from the initial public offering, together with cash provided by operations will be sufficient to meet its operating needs through the end of 1997. In addition, in appropriate situations, the Company may seek financing from other sources or may enter into joint ventures and other collaborative or licensing arrangements for the acquisition and operation of additional golf practice and instruction facilities. However, the acquisition of the substantial majority of the new golf centers that the Company is seeking to acquire during the remainder of fiscal 1997 is subject to obtaining additional financing. If the Company obtains the line of credit financing described in the prior paragraph, the Company believes that it would have sufficient funds to continue its planned acquisition and expansion strategy through December 31, 1997.

Beyond such period, additional funds may be required. Such funds may be raised by the issuance of additional equity or by incurring additional indebtedness. There is no assurance that the Company will be able to obtain additional liquidity in a timely manner, on favorable terms or at all. To the extent that the Company is not able to obtain additional funds, the Company may be required to delay or reduce its planned acquisition and expansion strategy.

CURRENCY FLUCTUATIONS

Although substantially all of the Company's contracts are denominated in United States dollars, fluctuations in the value of foreign currencies relative to the United States dollar impact the Company's results of operations. A substantial portion of the revenues of the Company's overseas licensees are generated in foreign currencies and accordingly, fluctuations in the value of these currencies relative to the United States dollar could have a material adverse effect on the Company's profitability. Royalty payments received by the Company relating to foreign licensing arrangements are generally based on the exchange rate at the time of payment. In addition, the Company's construction contracts outside of the United States are also generally denominated in United States dollars and accordingly, the effective cost to customers for construction services performed overseas will increase or decrease as foreign currencies fluctuate relative to the United States dollar, unless the Company changes its United States dollar prices to reflect the fluctuations in currency. The Company does not currently engage in hedging activities with respect to such currency fluctuations, but may do so in the future.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits

           27   Financial Data Schedule (for SEC use only).

   (b)     Reports on Form 8-K

           The Company filed a Current Report on Form 8-K dated January 31, 1997 under Item 2. "Acquisition or Disposition of Assets," which reported the acquisitions by the Company of the Oasis Golf Center and certain other golf centers. See Note 7 of the Consolidated Condensed Financial Statements included herein under Part I, Item 1.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     GOLDEN BEAR GOLF, INC.



                     By:   /S/  RICHARD P. BELLINGER
                           -------------------------------------
                           Richard P. Bellinger
                           President and Chief Executive Officer


                     By:   /S/  JACK P. BATES
                           -------------------------------------------------
                           Jack P. Bates
                           Senior Vice President and Chief Financial Officer



                     Date:  May 9, 1997

                                 EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   -----------
  27      Financial Data Schedule