Form 10-Q
period 1997-06-30
GOLDEN BEAR GOLF INC
filed 1997-08-14
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  -  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the quarterly period ended June 30, 1997

                                       or

[ ]  -  Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

Commission File Number:    0-21089


                             GOLDEN BEAR GOLF, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          FLORIDA                                   65-0680880
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


11780 U.S. HIGHWAY ONE, NORTH PALM BEACH, FLORIDA               33408
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


                                                Yes  X          No
                                                     ----           ---


The Registrant had outstanding 2,744,962 shares of Class A Common Stock (par value $.01 per share) and 2,760,000 shares of Class B Common Stock (par value $.01 per share) as of August 8, 1997.

                             GOLDEN BEAR GOLF, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                           PAGE
                                                                           ----
PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets as of
             June 30, 1997 (Unaudited) and December 31, 1996..................3

          Consolidated Condensed Statements of Operations (Unaudited) for
             the Three Months and Six Months Ended June 30, 1997 and 1996.....4

          Consolidated Condensed Statements of Cash Flows (Unaudited)
             for the Six Months Ended June 30, 1997 and 1996..................5

          Notes to Consolidated Condensed Financial Statements (Unaudited)....7

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations...................13

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders................18

Item 6.   Exhibits and Reports on Form 8-K...................................18

Signatures...................................................................19

PART I  -  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                             GOLDEN BEAR GOLF, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                    JUNE 30,           DECEMBER 31,
                                                                                      1997                 1996
                                                                                -----------------    -----------------
                                                                                  (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                      $   4,158,913        $  16,477,420
   Accounts receivable, net of allowances                                             9,481,575            5,352,224
   Due from International                                                               404,366              843,235
   Costs and estimated earnings in excess of billings on uncompleted contracts        3,068,248            3,341,500
   Inventory                                                                          3,073,346            1,953,857
   Prepaid expenses and other current assets                                          1,440,463              221,800
                                                                                -----------------    -----------------

           Total current assets                                                      21,626,911           28,190,036

PROPERTY AND EQUIPMENT, net                                                          25,685,902           18,347,927

INTANGIBLES AND OTHER ASSETS                                                          9,032,873            4,868,919
                                                                                -----------------    -----------------

           Total assets                                                           $  56,345,686        $  51,406,882
                                                                                =================    =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $   3,411,305        $   3,542,187
   Accrued liabilities and other                                                      3,400,664            1,871,915
   Billings in excess of costs and estimated earnings on uncompleted contracts          990,006              419,705
   Deferred revenue                                                                     959,705              449,515
   Current portion of notes payable and capital leases                                2,817,701            1,313,383
                                                                                -----------------    -----------------

           Total current liabilities                                                 11,579,381             7,596,705
                                                                                -----------------    -----------------

NOTES PAYABLE AND CAPITAL LEASES, net of current portion                               8,105,540            5,556,667
                                                                                -----------------    -----------------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding
   Common stock-
     Class A, $.01 par value, 70,000,000 shares authorized, 2,744,962 and
       2,744,812 shares issued and outstanding at June 30, 1997
       and December 31, 1996, respectively                                               27,450               27,448
     Class B, $.01 par value, 10,000,000 shares authorized, 2,760,000
       shares issued and outstanding                                                     27,600               27,600
   Additional paid-in capital                                                        40,856,943           40,850,358
   Retained earnings (deficit)                                                       (4,251,228)          (2,651,896)
                                                                                -----------------    -----------------

           Total shareholders' equity                                                36,660,765           38,253,510
                                                                                -----------------    -----------------

           Total liabilities and shareholders' equity                             $  56,345,686        $  51,406,882
                                                                                =================    =================

   The accompanying notes are an integral part of these unaudited statements.

                             GOLDEN BEAR GOLF, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                               JUNE 30,
                                             ----------------------------------     ----------------------------------
REVENUES:                                         1997               1996                1997               1996
                                             ---------------    ---------------     ---------------    ---------------
   Golf Division-
     Golf centers and academy fees
       and royalties                           $  5,580,486       $    596,596       $   8,553,417      $     748,049
     Related party commissions                      393,584            388,127             752,977            687,666
                                             ---------------    ---------------     ---------------    ---------------
       Total golf division                        5,974,070            984,723           9,306,394          1,435,715
                                             ---------------    ---------------     ---------------    ---------------

   Construction Division                         12,929,712          5,116,729          14,200,210          7,172,623
                                             ---------------    ---------------     ---------------    ---------------

   Marketing Division-
     Golf instruction revenues                    1,716,000          1,182,121           2,643,160          2,143,158
     Licensing and other revenues                 1,215,177            777,622           1,942,350          1,238,855
     Income from operations of JNAI                 338,590            273,286             744,514            597,993
     Related party management fees                  125,000            108,750             282,500            187,500
                                             ---------------    ---------------     ---------------    ---------------
       Total marketing division                   3,394,767          2,341,779           5,612,524          4,167,506
                                             ---------------    ---------------     ---------------    ---------------

       Total revenues                            22,298,549          8,443,231          29,119,128         12,775,844
                                             ---------------    ---------------     ---------------    ---------------

OPERATING COSTS AND EXPENSES:
   Construction and shaping costs                11,889,210          4,481,026          13,471,352          5,986,557
   Operating expenses                             8,136,145          2,528,784          14,308,920          4,503,544
   Compensation recorded on sale of
     shares to management                               ---          3,000,000                 ---          3,000,000
   Corporate overhead                             1,313,973            911,267           2,619,933          1,661,734
   Depreciation and amortization                    690,113             91,579             979,808            163,786
                                             ---------------    ---------------     ---------------    ---------------
       Total operating costs and expenses        22,029,441         11,012,656          31,380,013         15,315,621
                                             ---------------    ---------------     ---------------    ---------------

       Income (loss) from operations                269,108         (2,569,425)         (2,260,885)        (2,539,777)
                                             ---------------    ---------------     ---------------    ---------------

OTHER INCOME (EXPENSE):
   Interest income                                   65,930              3,120             204,838              7,476
   Interest expense                                (244,568)           (32,728)           (421,144)           (45,070)
   Other                                            (50,000)              (686)              6,509             11,430
                                             ---------------    ---------------     ---------------    ---------------
       Total other expense                         (228,638)           (30,294)           (209,797)           (26,164)
                                             ---------------    ---------------     ---------------    ---------------

       Income (loss) before income taxes             40,470         (2,599,719)         (2,470,682)        (2,565,941)

PROVISION (BENEFIT) FOR
   INCOME TAXES                                      37,160             24,790            (871,350)            25,376
                                             ---------------    ---------------     ---------------    ---------------

       Income (loss) before pro forma
         income taxes                                 3,310         (2,624,509)         (1,599,332)        (2,591,317)

PRO FORMA INCOME TAX
   PROVISION (BENEFIT) (Note 1)                         ---             30,984                 ---            (14,616)
                                             ---------------    ---------------     ---------------    ---------------

       Pro forma net income (loss)             $      3,310      $  (2,655,493)      $  (1,599,332)     $  (2,576,701)
                                             ===============    ===============     ===============    ===============

Pro forma net income (loss) per share          $       0.00      $      (0.89)       $      (0.29)      $      (0.86)
                                             ===============    ===============     ===============    ===============

Weighted average common and common
   equivalent shares outstanding                  5,504,962          3,000,000           5,505,437          3,000,000
                                             ===============    ===============     ===============    ===============

   The accompanying notes are an integral part of these unaudited statements.

                             GOLDEN BEAR GOLF, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                      FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                  ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                  1997               1996
                                                                                  ---------------    ---------------
   Net loss                                                                        $  (1,599,332)     $  (2,591,317)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                      979,808            163,786
      Depreciation included in construction and shaping costs                             55,970             47,173
      Provision for uncollectibles                                                        76,692              7,886
      Compensation recorded on sale of shares to management                                  ---          3,000,000
      Changes in assets and liabilities:
         Accounts receivable                                                          (4,206,043)        (1,785,988)
         Due from International                                                          438,869            784,073
         Costs and estimated earnings in excess of billings on
           uncompleted contracts                                                         273,252           (770,202)
         Inventory                                                                    (1,119,489)            (4,389)
         Prepaid expenses and other current assets                                    (1,218,663)          (123,828)
         Deferred income taxes, net                                                     (940,067)               ---
         Other assets                                                                 (1,016,811)          (696,100)
         Accounts payable                                                               (130,882)           600,805
         Accrued liabilities and other                                                 1,528,749            675,617
         Billings in excess of costs and estimated earnings on uncompleted contracts     570,301            411,874
         Deferred revenue                                                                510,190            233,736
                                                                                  ---------------    ---------------

           Net cash used in operating activities                                      (5,797,456)           (46,874)
                                                                                  ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of golf centers                                                        (1,465,236)        (2,924,777)
   Capital expenditures, net                                                          (5,009,980)          (436,199)
                                                                                  ---------------    ---------------

           Net cash used in investing activities                                      (6,475,216)        (3,360,976)
                                                                                  ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock                                                        ---          1,500,000
   Proceeds from exercise of stock options                                                50,400                ---
   Proceeds from note payable - shareholder                                                  ---          1,625,000
   Payments on notes payable and capital leases                                         (241,605)           (35,862)
   Proceeds from revolving credit facility, net                                          189,183            453,220
   Divisional transfers to International                                                     ---           (392,690)
   Other                                                                                 (43,813)               ---
                                                                                  ---------------    ---------------

           Net cash (used in) provided by financing activities                           (45,835)         3,149,668
                                                                                  ---------------    ---------------

           Net decrease in cash and cash equivalents                                 (12,318,507)          (258,182)

CASH AND CASH EQUIVALENTS, beginning of period                                        16,477,420            347,010
                                                                                  ---------------    ---------------

CASH AND CASH EQUIVALENTS, end of period                                           $   4,158,913       $     88,828
                                                                                  ===============    ===============

   The accompanying notes are an integral part of these unaudited statements.

                             GOLDEN BEAR GOLF, INC.

    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)


                                                                                      FOR THE SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                  ----------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING                                          1997               1996
                                                                                  ---------------    ---------------
   AND INVESTING ACTIVITIES:
      Compensation recorded on sale of shares to management                       $          ---      $   3,000,000
      Notes payable issued in connection with the acquisition of golf centers     $    2,899,000      $         ---
      Golf center acquisition accounted for as a capital lease                    $          ---      $   1,226,344
      Acquisitions of equipment and furniture accounted for as capital leases     $    1,163,145      $         ---
      Notes payable issued in connection with the acquisition of equipment        $       43,468      $         ---


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

The results of operations and cash flows for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 1997.

Golden Bear was formed on June 7, 1996 to enter into an exchange agreement which was consummated on August 1, 1996 upon the closing of an initial public offering of Golden Bear's Class A Common Stock. Parties to the plan of reorganization included, among others, Golden Bear's affiliates, Golden Bear Golf Centers, Inc. ("Golf Centers"), Paragon Construction International, Inc. ("Paragon") (collectively, the "Constituent Companies") and Golden Bear International, Inc. ("International"), a privately owned company controlled by Jack Nicklaus. Pursuant to the exchange agreement, Golden Bear acquired all of the outstanding common stock of the Constituent Companies in exchange for an aggregate of 1,668,000 shares of its Class A and Class B Common Stock. In addition, Golden Bear acquired certain assets and assumed certain liabilities of International ("International Carve-out") in exchange for 1,332,000 shares of Class B Common Stock. The transaction was accounted for on a historical cost basis in a manner similar to a pooling of interests as Golden Bear and the Constituent Companies had common stockholders and management. Therefore, the financial statements of Golden Bear and the Constituent Companies for all periods prior to the reorganization are presented in a combined format.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

DEFERRED INCOME TAXES

Included in intangibles and other assets on the accompanying Consolidated Condensed Balance Sheet as of June 30, 1997 is a net deferred income tax asset of $940,067, comprised primarily of net operating loss carryforwards generated by the operating loss incurred for the first six months of fiscal 1997. Management believes the Company will generate sufficient taxable income in future periods to absorb the net operating loss carryforwards and it is more likely than not that the net deferred tax asset as of June 30, 1997 will be realized. Accordingly, no valuation allowance was established against the net deferred tax asset as of such date. Management's estimates of future taxable income are subject to revision due to, among other things, the Company's ability to achieve continued growth, obtain sufficient financing to fund such growth and successfully integrate the operations of the golf centers acquired to-date. Such factors are further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

PRO FORMA INCOME TAXES

Prior to becoming a C Corporation upon the reorganization of the Company on August 1, 1996, Golf Centers and Paragon were S Corporations for Federal and state income tax reporting purposes and International Carve-out was a division of International, which was also an S Corporation. As S corporations prior to the reorganization, Golf Centers, Paragon and International have historically only paid foreign income taxes and have not paid United States Federal and state income taxes. Accordingly, pro forma income taxes have been reflected in the pro forma net income (loss) and pro forma net income (loss) per share data presented in the accompanying Consolidated Condensed Statements of Operations to show the effects on the Company's operations as if the relevant entities had been C Corporations during all of the periods presented. The pro forma taxes reflect consideration of all permanent differences between book and tax income at the Company's estimated effective tax rate of 39%.

PRO FORMA NET INCOME (LOSS) PER SHARE

Pro forma net income (loss) per share is computed by dividing pro forma net income (loss) by the weighted average common and dilutive common equivalent shares outstanding for each period. Common stock equivalents include the dilutive effect of all outstanding stock options using the treasury stock method. The calculations used in the accompanying Consolidated Condensed Statements of Operations are based upon 5,504,962 and 5,505,437 average common shares outstanding, respectively, during the three and six-month periods ended June 30, 1997, and 3,000,000 average common shares outstanding for the three and six-month periods ended June 30, 1996. Effective December 15, 1997, the Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which among other changes, will require that basic earnings per share be computed without regard to any outstanding common equivalent shares. Basic earnings per share as computed under SFAS No. 128 would not differ from the pro forma net income (loss) per share amounts presented in the accompanying Consolidated Condensed Statements of Operations.

2.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted construction and shaping contracts consist of the following for contracts recognized under the percentage-of-completion method of accounting:

                                                    JUNE 30,            DECEMBER 31,
                                                      1997                  1996
                                                 ----------------     -----------------
      Costs incurred on uncompleted contracts      $  30,247,112        $  23,604,746
      Estimated earnings                               3,045,380            2,446,337
                                                 ----------------     -----------------
                                                      33,292,492           26,051,083
      Less billings to date                           31,214,250           23,129,288
                                                 ----------------     -----------------

                                                   $   2,078,242        $   2,921,795
                                                 ================     =================

The amounts associated with costs and estimated earnings on uncompleted construction and shaping costs are included in the accompanying Consolidated Condensed Balance Sheets under the following captions:

                                                                JUNE 30,            DECEMBER 31,
                                                                  1997                  1996
                                                             ----------------     -----------------
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                      $   3,068,248        $   3,341,500

      Billings in excess of costs and estimated
        earnings on uncompleted contracts                           (990,006)            (419,705)
                                                             ----------------     -----------------

                                                               $   2,078,242        $   2,921,795
                                                             ================     =================

3.  NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consist of the following:

                                                                             JUNE 30,           DECEMBER 31,
                                                                               1997                 1996
                                                                         -----------------    -----------------
      Note payable to financial institution, due in monthly principal installments of $10,000 plus interest at prime + 3/4%, with
         balloon payment due at maturity in August, 2003                   $    1,700,000        $   1,760,000

      Notes payable to sellers of golf centers, with interest ranging
         from 0% to prime +1/2%, maturing through August, 2001(1)               4,194,788            1,367,008

      Capital lease obligations secured by certain golf center facilities,
         maturing through April, 2025                                           2,441,147            2,454,457

      Deferred profit participation obligation, payable quarterly,
         discounted at an effective rate of 9%, matures December, 2006            405,809              419,097

      Capital lease obligations secured by equipment and furniture,
         maturing through May, 2002(2)                                          1,115,940                  ---

      Revolving credit note with a bank, with interest at 8 1/2%
         payable monthly, matures in May, 1998(3)                               1,015,159              825,976

      Notes payable, with principal and interest ranging from
         9% to 9 1/2% payable monthly, matures in June, 2000                       43,468                  ---

      Secured credit note, with principal and interest at 9 1/2%
         payable monthly, matured in July, 1997                                     6,930               43,512
                                                                         -----------------    -----------------

                                                                               10,923,241            6,870,050
      Less current portion                                                     (2,817,701)          (1,313,383)
                                                                         -----------------    -----------------

                                                                           $    8,105,540        $   5,556,667
                                                                         =================    =================

(1) Notes payable to sellers is comprised of certain notes associated with the acquisition of golf centers. In September 1996, the Company issued non-interest bearing notes payable of $600,000 in connection with the purchase of East Coast Facilities, secured by certain property and equipment. The outstanding principal on these notes was $216,608 and $267,008 at June 30, 1997 and December 31, 1996, respectively. Such notes have certain defined payment terms and any remaining principal on the notes is due in September 1997. Also in September 1996, the Company issued a note payable for $750,000 in connection with its acquisition of Highlander Facilities. The note is secured by certain property and equipment of the golf center and bears interest at 8% payable monthly, with the entire principal due in August 2001. In December 1996, the Company issued a note payable for $350,000 in connection with the purchase of MacDivott's Golf Center. The note is secured by certain property and equipment of the golf center and bears interest at prime + 1/2% payable quarterly, with the entire principal due in December 1999.

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

     In February 1997, the Company issued a note payable for $800,000 in connection with the purchase of Caddy-Shack Golf Dome. The note is secured by certain property and equipment of the golf center and requires quarterly payments of $38,820 representing the amortization of principal and interest at 9%. Based on such required quarterly payments, the note will be fully amortized in March 2004. The outstanding principal balance on the note was $779,180 at June 30, 1997. See Note 7, Acquisitions.

(2) During May and June of 1997, the Company acquired certain construction equipment, office furniture and phone systems equipment by entering into financing arrangements that were accounted for as capital leases. Such capital lease obligations have terms of up to five years and require monthly payments representing principal and interest at rates ranging from 9% to 9.6%.

(3) The Company amended the terms of its revolving credit note to provide for a one year extension of the former maturity due in May, 1997.

4.  ARBITRATION CLAIMS

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and related amounts due, together with additional damages, totaling approximately $350,000. Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. Although the customer recently claims its damages are in excess of $1.2 million, the initial claim submitted by the customer in arbitration was for $750,000. The ultimate outcome of this matter is not determinable at this time; accordingly no provision for loss regarding this matter had been established at June 30, 1997.

5.  OPERATIONS OF JNAI

The apparel licensing activities of the Company in the Far East are conducted through Jack Nicklaus Apparel International ("JNAI") and its various partnerships. The Company serves as a 50% general partner and is generally entitled to receive 50% to 66-2/3% of the cash distributions of the various partnerships' operations. The Company's investment in JNAI is recorded on the equity method.

The following is a summary of the operating results of JNAI:

                                              FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                               JUNE 30,
                                           ----------------------------------     ----------------------------------
                                                1997               1996                1997               1996
                                           ---------------     --------------     ---------------    ---------------
    Licensing revenues                        $   865,823        $   888,644       $   1,631,073      $   1,769,951
    Operating expenses                            177,647            225,508             260,915            362,016
    Provision (benefit) for income taxes           10,996            116,564            (118,870)           211,949
                                           ===============     ==============     ===============    ===============
    Net income                                 $  677,180        $   546,572       $   1,489,028      $   1,195,986
                                           ===============     ==============     ===============    ===============

6.  RELATED PARTY TRANSACTIONS

The amounts included in the accompanying Consolidated Condensed Balance Sheets under the caption "Due from International" consist of amounts due to the following:

                                       JUNE 30,            DECEMBER 31,
                                         1997                  1996
                                    ----------------     -----------------

    Golden Bear Golf, Inc.              $    393,995           $  807,231
    Paragon                                      ---               22,329
    International Carve-out                   10,371               13,675
                                    ----------------     -----------------
                                        $    404,366           $  843,235
                                    ================     =================

The $393,995 balance due Golden Bear Golf, Inc. at June 30, 1997 is comprised primarily of International's allocable portion of certain costs associated with maintaining shared office space in Singapore and commissions on specific design related revenues collected by Nicklaus Design, a division of International. The balance also includes amounts owed by International in connection with the reimbursement of certain allocated payroll and other costs which are paid by the Company.

Pursuant to an office sharing agreement, the Company subleases its corporate office facilities from International. The rent expense incurred under such sublease for the six months ended June 30, 1997 was $305,655. The Company also has an office staff sharing agreement with International which provides for the sharing of the services of certain specifically identified office staff and personnel that can effectively serve the needs of both organizations. During the first six months of fiscal 1997, a total of $290,400 attributable to payroll and related costs associated with such shared employees was allocated to International.

In addition, the Company maintains certain office space in Singapore that is shared with International. During the six months ended June 30, 1997, a total of $164,000 of costs associated with maintaining such facilities was allocated to International.

International has retained the Company as the exclusive manager and representative to market the personal endorsement services of Jack Nicklaus, pursuant to which the Company is generally entitled to approximately 20% - 30% of the personal endorsement fees received by Mr. Nicklaus. During the six months ended June 30, 1997 and 1996, the Company earned revenues for services provided in this capacity of $282,500 and $187,500, respectively.

Pursuant to a design services marketing agreement, the Company markets golf course designs worldwide for Nicklaus Design for which it generally receives 10% of the gross design fees collected by International. During the six months ended June 30, 1997 and 1996, the Company earned commissions for such services of $752,977 and $687,666, respectively.

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

All of the foregoing acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of these golf centers are included in the accompanying Consolidated Condensed Statements of Operations for all periods starting with their respective acquisition dates. Had these acquisitions occurred as of January 1, 1997, the Company's summarized unaudited pro forma results of operations for the six months ended June 30, 1997 would have been as follows.

      Total revenues                                     $  29,477,962
      Loss from operations                               $  (2,190,681)
      Pro forma net loss                                 $  (1,569,047)
      Pro forma net loss per share                       $       (0.28)

8.  SUBSEQUENT EVENT

To provide for additional liquidity, the Company entered into a letter agreement in August 1997 for a $10 million revolving credit facility with a financial institution. The commitment from the financial institution provides for advances of up to $10 million to be used to finance the working capital requirements needed to fund the Company's continued growth as well as for general corporate purposes. Under the terms of the commitment, the credit facility would mature in two years with an option for a one year extension, and borrowings thereunder would be secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term indebtedness. Outstanding borrowings would bear interest at the prime rate payable quarterly. Funding of the credit facility will be subject to a number of conditions, including negotiation of a definitive credit agreement. The credit agreement will contain customary conditions and covenants with respect to the conduct of the Company's business, including dividend payment limitations, and require the maintenance of various financial ratios, which could limit amounts available to be borrowed under the facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company operates its business through three divisions: the Golf Division, the Construction Division and the Marketing Division. The Golf Division owns, operates and licenses the Company's golf practice and instruction facilities under the JACK NICKLAUS GOLF CENTER, JACK NICKLAUS ACADEMY OF GOLF and GOLDEN BEAR GOLF CENTER brand names, is involved in the marketing of golf course design services on behalf of designers, primarily Nicklaus Design, and provides golf course management and consulting services throughout the world. The Construction Division provides technical construction services principally in connection with the construction and renovation of golf courses. The Marketing Division is involved primarily in the licensing of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS/FLICK GOLF SCHOOLS and the generation of marketing fees related to Jack Nicklaus' personal endorsements.

The Company was formed on June 7, 1996 to enter into a reorganization agreement which was consummated on August 1, 1996 upon the closing of an initial public offering of the Company's Class A Common Stock. Parties to the plan of reorganization included, among others, the Company's affiliates, Golf Centers, Paragon and International, a privately owned company controlled by Jack Nicklaus. Pursuant to the agreement, the Company acquired all of the outstanding common stock of Golf Centers and Paragon in exchange for shares of its Class A and Class B Common Stock. In addition, the Company acquired certain assets and assumed certain liabilities of International in exchange for shares of its Class B Common Stock. The transaction was accounted for on a historical cost basis in a manner similar to a pooling of interests as Golden Bear, Golf Centers and Paragon had common stockholders and management.

Consistent with the Company's strategy to increase its ownership and operation of golf practice and instruction facilities, the Company has entered into purchase and lease agreements pursuant to which it has acquired a total of 14 facilities to-date. Upon acquisition, the Company attempts to develop a business plan tailored to the specific markets and renovation requirements of each golf center facility that is acquired. Many of the existing facilities acquired by the Company required extensive renovations and the construction of additional features such as miniature golf and pro shops to upgrade such facilities to the Company's standards. Delays associated with the completion of the conversion process at certain acquired golf centers unfavorably impacted the ability of such facilities to generate revenues commensurate with expense levels and a number of these golf center facilities are not expected to contribute to the Company's operating performance through the remainder of the current fiscal year.

The Company currently intends to continue it's strategy of increasing the number of golf center facilities that it owns and operates. However, any new acquisitions will be deferred until the last quarter of the current fiscal year as the Company focuses on the remaining renovations at its existing golf centers and on improving the profitability of such centers. In addition to the acquisition of existing golf center facilities, the Company is also evaluating the construction of new facilities rather than acquire existing facilities. Any future additions of golf center facilities will be subject to obtaining sufficient financing and the successful integration of the operations of the golf centers acquired to-date. Moreover, there is no assurance that the Company will obtain appropriate financing on favorable terms, or at all.

With respect to its construction activities, the Company believes that a recently completed restructuring of its Paragon subsidiary will support the future growth of this segment, which has received new project awards at levels significantly in excess of historical rates.

In addition, the Company's Marketing Division recently entered into a strategic marketing alliance with VISA USA, Inc. which management expects will contribute to the operating performance of this division over the five year term of the agreement.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

Total revenues for the three months ended June 30, 1997 increased 164.1% over the comparable period of 1996. All of the Company's operating divisions contributed to the increase in total revenues, with the Golf, Construction and Marketing Divisions posting revenue growth of 506.7%, 152.7% and 45.0%, respectively, for the current quarter. Golf Division revenues increased to $6.0 million during the second quarter of fiscal 1997 from $1.0 million for the second quarter of 1996, due to the 14 golf centers that were owned and operated by the Company during the current quarterly period in contrast to only two such centers that were both acquired during the second quarter of the prior year. Revenues of the Construction Division increased to $13.0 million for the current quarterly period from $5.1 million during the comparable period of last year as the Company commenced work on several new large projects comprising a portion of its project awards obtained during 1997. Such new project awards exceeded $90 million as of June 30, 1997. Marketing Division revenues increased to $3.4 million during the three months ended June 30, 1997 compared to $2.3 million for the same quarterly period of 1996 due primarily to an increase in golf instruction activities and other revenues associated with a new corporate marketing alliance that the Company recently entered into with VISA USA, Inc.

Operating income increased to $0.3 million for the three months ended June 30, 1997 compared to a loss of $2.6 million for the comparable period of the prior year, which included a one-time, non-cash charge of $3.0 million representing compensation deemed to have been received by certain executive officers in connection with their purchase of shares in Golf Centers prior to the Company's initial public offering. Exclusive of the effects of the $3.0 million charge, the $0.1 million decrease in operating income for the current quarter was primarily attributable to an increase in the level of certain expenses associated with supporting the Company's growth. Certain start-up costs associated with the significant revenue growth in the Golf and Construction divisions contributed to the increase in operating expenses, which as a percentage of total revenues, increased to 36.5% for the second quarter of the current year from 30.0% for the comparable quarter of last year.

Corporate overhead, which is comprised primarily of personnel related costs associated with the Company's officers and employees, increased to $1.3 million for the three months ended June 30, 1997 from $0.9 million for the three months ended June 30, 1996. The increase in corporate overhead was attributable to additions of personnel and planned systems upgrades, together with the increased costs associated with the expansion of the Company's businesses and operating the Company as a separate public company.

Depreciation and amortization expenses increased to $0.7 million during the second quarter of 1997 from $0.1 million for the second quarter of 1996 due to the sizable increase in property and equipment associated with the acquisition and conversion of the twelve golf center facilities acquired since June 30, 1996.

Interest expense for the second quarter of the current year was approximately $0.2 million attributable primarily to indebtedness associated with the Company's acquisition of golf practice and instruction facilities. Interest expense for the comparable period of 1996 was not material to the Company's results of operations.

Prior to becoming a C Corporation upon the reorganization of the Company on August 1, 1996, the various entities that comprised its operations were S Corporations and therefore not subject to United States Federal and state income taxes. Prior to the reorganization, such entities generally paid only foreign income taxes. Accordingly, a pro forma income tax provision has been included in the pro forma net loss and pro forma net loss per share amounts presented for the three months ended June 30, 1996 to show the effects on the Company's operations as if the relevant entities had been C Corporations for both of the three-month periods presented. The pro forma taxes reflect consideration of all permanent differences between book and tax income at the Company's estimated effective tax rate of 39%. Such pro forma taxes do not reflect a deduction for the $3.0 million non-cash charge, which was not deductible for Federal and state income tax purposes.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

Total revenues for the six months ended June 30, 1997 increased 127.9% over the comparable period of 1996. The $16.3 million increase in total revenues during the current six-month period was principally the result of a $7.9 million or 548.2% increase in Golf Division revenues, coupled with a $7.0 million or 98.0% increase in Construction Division revenues. The increase in Golf Division revenues was attributable to the acquisition of 14 golf centers since April 15, 1996, which contributed to revenues starting with their respective acquisition dates. In contrast, the Company operated only two golf centers during the first six months of 1996, both of which where acquired during the second quarter of the prior year. Construction Division revenues almost doubled during the current six-month period as the Company commenced work on several new large projects that were obtained during the six months ended June 30, 1997. Marketing Division revenues increased by $1.4 million or 34.7% for the six months ended June 30, 1997 compared to the same six-month period of 1996, due primarily to an increase in golf instruction activities and other revenues associated with a new strategic marketing alliance with VISA USA, Inc.

The Company incurred net operating losses of $2.3 million and $2.5 million during the first six months of 1997 and 1996, respectively. The operating loss incurred for the first six months of 1996 included a one-time, non-cash charge of $3.0 million representing compensation deemed to have been received by certain executive officers in connection with their purchase of shares in Golf Centers prior to the Company's initial public offering. Exclusive of the effects of the $3.0 million charge, the $2.8 million increase in the net operating loss incurred during the current six-month period was primarily attributable to an increase in the level of certain expenses associated with supporting the Company's growth. Such operating expenses included (i) start-up costs associated with converting and upgrading acquired golf centers to Company standards without commensurate revenues during the conversion process, (ii) expenses attributable to the reorganization and expansion of the staffing and other resources in the Construction Division that were necessary to accommodate increased levels of construction activities, and (iii) a one-time severance charge of $0.6 million relating to personnel changes made in connection with the Company's appointment of new presidents in both its Golf Centers and Paragon subsidiaries. Accordingly, operating expenses as a percentage of total revenues were 49.1% and 35.3% for the six months ended June 30, 1997 and 1996, respectively.

The increase in the operating loss incurred during the first six months of 1997 was also impacted by a decrease in the gross margin realized by the Construction Division, an increase in the level of spending on corporate overhead, together with an increase in the amounts charged to depreciation and amortization expense. The decrease in the gross margin realized by the Construction Division during the current six-month period was primarily attributable to costs associated with the completion of specific construction projects that were contracted for in previous years.

Corporate overhead, which is comprised primarily of personnel related costs associated with the Company's officers and employees, increased to $2.6 million for the six months ended June 30, 1997 from $1.7 million for the six months ended June 30, 1996. The increase in corporate overhead was attributable to additions of personnel and planned systems upgrades, together with the increased costs associated with the expansion of the Company's businesses and operating the Company as a separate public company.

Charges to depreciation and amortization increased to $1.0 million during the first six months of 1997 from $0.2 million for the comparable period of 1996 due to the increases in property and equipment associated with the acquisition and conversion of the twelve golf center facilities acquired since June 30, 1996.

Interest income of $0.2 million for the first six months of 1997 was primarily attributable to earnings on the unexpended proceeds from the Company's initial public offering invested in short-term commercial paper instruments and repurchase agreements. Interest expense for the first six months of the current year was approximately $0.4 million attributable primarily to indebtedness associated with the Company's acquisition of golf practice and instruction facilities. Interest income and interest expense for the first six months of 1996 were not material to the Company's results of operations.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996 - (CONTINUED)

Prior to becoming a C Corporation upon the reorganization of the Company on August 1, 1996, the various entities that comprised its operations were S Corporations and therefore not subject to United States Federal and state income taxes. Prior to the reorganization, such entities generally paid only foreign income taxes. Accordingly, a pro forma income tax benefit has been included in the pro forma net loss and pro forma net loss per share amounts presented for the six months ended June 30, 1996 to show the effects on the Company's operations as if the relevant entities had been C Corporations for both of the six-month periods presented. The pro forma taxes reflect consideration of all permanent differences between book and tax income at the Company's estimated effective tax rate of 39%. Such pro forma taxes do not reflect a deduction for the $3.0 million non-cash charge which was not deductible for Federal and state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

On August 1, 1996, Golden Bear closed an initial public offering of 2,484,000 shares of its Class A Common Stock and received net proceeds (after deducting underwriting discounts and offering costs) of approximately $35.2 million. The net proceeds have been utilized by the Company through June 30, 1997 for the following purposes, (i) approximately $13.6 million has been used to fund the acquisition of golf centers, (ii) approximately $10.1 million has been utilized for working capital purposes, (iii) approximately $7.5 million has been used for capital improvements to the recently acquired golf center facilities and other capital expenditures, (iv) approximately $1.6 million was utilized to repay indebtedness incurred by the Company in connection with the acquisition of the Cool Springs Golf Center which had been funded by Jack Nicklaus and (v) approximately $0.3 million was used for the repayment of other indebtedness. The remaining proceeds, which have been invested in short-term commercial paper instruments and repurchase agreements, will be used for working capital and general corporate purposes including the conversion of existing golf practice and instruction facilities, additional advertising and expansion of the Company's product development efforts, both domestically and internationally. As of June 30, 1997 and December 31, 1996, the Company had working capital of $10.0 million and $20.6 million, respectively.

Subject to obtaining sufficient financing, the Company intends to continue its plan to add additional golf practice and instruction facilities by the acquisition of existing facilities or the development of new facilities. Such acquisitions or development would primarily be funded by mortgage financing secured by the facilities acquired or constructed. The Company may also finance acquisitions by entering into leasing arrangements or by utilizing seller financing with deferred payment terms which would reduce the initial up-front cash requirements on the part of the Company. Leasing arrangements and seller financing have been used by the Company to fund all or a portion of the purchase price associated with certain golf centers that it has already acquired. However, there is no assurance any additional facilities will be acquired or that such financing will be available.

Actual spending on the acquisition or construction of additional golf centers will depend on, among other things, the availability of funds, the identification and availability of suitable properties or facilities on terms satisfactory to the Company, the location and condition of existing facilities (i.e. whether significant capital improvements are necessary), whether the Company acquires or leases the related land, competitive developments and strategic marketing decisions.

To provide for additional liquidity, the Company entered into a letter agreement in August 1997 for a $10 million revolving credit facility with a financial institution. The commitment from the financial institution provides for advances of up to $10 million to be used to finance the working capital requirements needed to fund the Company's continued growth as well as for general corporate purposes. Under the terms of the commitment, the credit facility would mature in two years with an option for a one year extension, and borrowings thereunder would be secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term indebtedness. Outstanding borrowings would bear interest at the prime rate payable quarterly. Funding of the credit facility will be subject to a number of conditions, including negotiation of a definitive credit agreement. The credit agreement will contain customary conditions and covenants with respect to the conduct of the Company's business, including dividend payment limitations, and require the maintenance of various financial ratios, which could limit amounts available to be borrowed under the facility.

In addition, the Company amended the terms of an existing revolving credit note to extend the maturity of borrowings thereunder one year to May 1998 (see Note 3 of the Consolidated Condensed Financial Statements included herein under Part I,
Item 1).

The Company believes that its current cash position, together with cash provided by operations will be sufficient to meet its operating needs through the end of 1997. However, the acquisition or development of additional golf centers will be subject to obtaining additional financing. Such funds may be raised by the issuance of additional equity or by incurring additional indebtedness. There is no assurance that the Company will be able to obtain additional financing in a timely manner, on favorable terms, or at all. To the extent that the Company is not able to obtain additional funds, the Company may be required to delay or reduce its acquisition and expansion strategy. If the Company successfully negotiates a definitive credit agreement for the $10 million revolving credit facility discussed above, borrowings thereunder would be used primarily to fund the expansion of the Company's construction operations and to meet seasonal working capital requirements attributable to the anticipated growth of its golf centers and licensing operations. A portion of the proceeds may also be used to fully complete certain pending renovations at existing golf centers and for bridge financing associated with the acquisition or development of new golf center facilities.

CURRENCY FLUCTUATIONS

Although substantially all of the Company's contracts are denominated in United States dollars, fluctuations in the value of foreign currencies relative to the United States dollar impact the Company's results of operations. A substantial portion of the revenues of the Company's overseas licensees are generated in foreign currencies and accordingly, fluctuations in the value of these currencies relative to the United States dollar could have a material adverse effect on the Company's profitability. Royalty payments received by the Company or by its JNAI equity investee relating to foreign licensing arrangements are generally based on the exchange rate at the time of payment. In addition, the Company's construction contracts outside of the United States are also generally denominated in United States dollars and accordingly, the effective cost to customers for construction services performed overseas will increase or decrease as foreign currencies fluctuate relative to the United States dollar, unless the Company changes its United States dollar prices to reflect the fluctuations in currency. During the second quarter of 1997, the Company's JNAI joint venture entered into futures contracts to hedge its anticipated receipt of certain royalty payments denominated in Japanese Yen. Apart from these futures contracts on the part of JNAI which were not material to the Company's results of operations, the Company does not currently engage in hedging activities with respect to currency fluctuations, but may do so in the future.

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

PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on July 21, 1997, the Company's shareholders voted to elect two Class I Directors to serve one-year terms expiring at the 1998 Annual Meeting of Shareholders, to elect two Class II Directors to serve two-year terms expiring at the 1999 Annual Meeting of Shareholders and to elect three Class III Directors to serve three-year terms expiring at the 2000 Annual Meeting of Shareholders. The results of the voting were as follows.

                                  CLASS OF          VOTES             VOTES            TOTAL
    NAME OF NOMINEE               DIRECTOR           FOR             WITHHELD          VOTES
    -------------------------    ------------    -------------     -------------    -------------
    Mark F. Hesemann             Class I           29,868,951             3,753       29,872,704

    Roger E. Birk                Class I           29,869,389             3,315       29,872,704

    Thomas P. Hislop             Class II          29,869,879             2,825       29,872,704

    Richard F. Chapdelaine       Class II          29,869,699             3,005       29,872,704

    Jack W. Nicklaus             Class III         29,869,399             3,305       29,872,704

    Richard P. Bellinger         Class III         29,869,431             3,273       29,872,704

    John F. McGovern             Class III         29,869,589             3,115       29,872,704

As of the record date of June 5, 1997, the Company had outstanding 2,744,962 shares of Class A Common Stock and 2,760,000 shares of Class B Common Stock entitled to vote at the Annual Meeting of Shareholders. Each share of Class A Common Stock entitled the holder to one vote on each matter voted upon at the Annual Meeting and each share of Class B Common Stock entitled the holder to ten votes on each such matter, including the election of Directors.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         27   Financial Data Schedule (for SEC use only).

   (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the three-month period ended June 30, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                GOLDEN BEAR GOLF, INC.



                By:   /S/  RICHARD P. BELLINGER
                      --------------------------------------------------
                      Richard P. Bellinger
                      President and Chief Executive Officer


                By:   /S/  JACK P. BATES
                      --------------------------------------------------
                      Jack P. Bates
                      Senior Vice President and Chief Financial Officer



                Date:  August 8, 1997

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION                                                    PAGE
-------     -----------                                                    ----

  27        Financial Data Schedule