Form 10-Q
period 1997-09-30
GOLDEN BEAR GOLF INC
filed 1997-11-14
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  -  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the quarterly period ended September 30, 1997

                                       or

[  ] -  Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

Commission File Number:  0-21089

                             GOLDEN BEAR GOLF, INC.
--------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          FLORIDA                                     65-0680880
-------------------------------         ---------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

11780 U.S. HIGHWAY ONE, NORTH PALM BEACH,  FLORIDA                33408
---------------------------------------------------           --------------
     (Address of principal executive offices)                   (Zip Code)

                                 (561) 626-3900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
  ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


The Registrant had outstanding 2,744,962 shares of Class A Common Stock (par value $.01 per share) and 2,760,000 shares of Class B Common Stock (par value $.01 per share) as of November 7, 1997.


                             GOLDEN BEAR GOLF, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                           PAGE
                                                                                           ----
PART I  -  FINANCIAL  INFORMATION

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets as of
              September 30, 1997 (Unaudited) and December 31, 1996........................   3

           Consolidated Condensed Statements of Operations (Unaudited) for the
              Three Months and Nine Months Ended September 30, 1997 and 1996..............   4

           Consolidated Condensed Statements of Cash Flows (Unaudited)
              for the Nine Months Ended September 30, 1997 and 1996.......................   5

           Notes to Consolidated Condensed Financial Statements (Unaudited)...............   7

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations...............................   14

PART II -  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...............................................   19

Signatures  ..............................................................................   20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             GOLDEN BEAR GOLF, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                           1997              1996
                                                                      -------------      ------------
                                                                       (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                           $  1,606,416       $ 16,477,420
  Accounts receivable, net                                               8,671,472          5,352,224
  Due from International                                                   261,582            843,235
  Costs and estimated earnings in excess of billings on
     uncompleted contracts                                               6,565,986          3,341,500
  Inventory                                                              2,728,710          1,953,857
  Prepaid expenses and other current assets                              1,124,663            221,800
                                                                      ------------       ------------
         Total current assets                                           20,958,829         28,190,036

PROPERTY AND EQUIPMENT, net                                             28,512,250         18,347,927

INTANGIBLES AND OTHER ASSETS                                             8,668,319          4,868,919
                                                                      ------------       ------------
         Total assets                                                 $ 58,139,398       $ 51,406,882
                                                                      ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                    $  3,020,200       $  3,542,187
  Accrued liabilities                                                    2,996,648          1,871,915
  Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                 525,772            419,705
  Deferred revenue                                                       1,534,543            449,515
  Current portion of notes payable and capital leases                    1,069,033          1,313,383
                                                                      ------------       ------------
         Total current liabilities                                       9,146,196          7,596,705
                                                                      ------------       ------------

NOTES PAYABLE AND CAPITAL LEASES, net of current portion                11,969,020          5,556,667
                                                                      ------------       ------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 20,000,000 shares authorized,
    no shares issued and outstanding                                          --                 --
  Common stock-
    Class A, $.01 par value, 70,000,000 shares authorized,
      2,744,962 and 2,744,812 shares issued and
      outstanding at September 30, 1997
      and December 31, 1996, respectively                                   27,450             27,448
    Class B, $.01 par value, 10,000,000 shares authorized,
      2,760,000 shares issued and outstanding                               27,600             27,600
  Additional paid-in capital                                            40,856,943         40,850,358
  Retained earnings (deficit)                                           (3,887,811)        (2,651,896)
                                                                      ------------       ------------
         Total shareholders' equity                                     37,024,182         38,253,510
                                                                      ------------       ------------

         Total liabilities and shareholders' equity                   $ 58,139,398       $ 51,406,882
                                                                      ============       ============

   The accompanying notes are an integral part of these unaudited statements.

                             GOLDEN BEAR GOLF, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                       FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                      ----------------------------    ----------------------------
REVENUES:                                 1997            1996            1997            1996
                                      ------------    ------------    ------------    ------------
  Golf Division-
    Golf centers and other revenues   $  5,363,643    $  1,502,462    $ 13,917,060    $  2,250,511
    Related party commissions              288,675         258,985       1,041,652         946,651
                                      ------------    ------------    ------------    ------------
      Total golf division                5,652,318       1,761,447      14,958,712       3,197,162
                                      ------------    ------------    ------------    ------------

  Construction Division                  9,722,403       6,482,256      23,922,613      13,654,879
                                      ------------    ------------    ------------    ------------
  Marketing Division-
    Golf instruction revenues              915,756         578,562       3,558,916       2,721,719
    Licensing and other revenues         1,111,918         688,592       3,054,268       1,927,445
    Income from operations of JNAI         130,030         189,901         874,544         787,897
    Related party management fees          119,780         176,250         402,280         363,750
                                      ------------    ------------    ------------    ------------
      Total marketing division           2,277,484       1,633,305       7,890,008       5,800,811
                                      ------------    ------------    ------------    ------------
      Total revenues                    17,652,205       9,877,008      46,771,333      22,652,852
                                      ------------    ------------    ------------    ------------
OPERATING COSTS AND EXPENSES:
  Construction and shaping costs         7,102,439       5,311,901      20,573,791      11,298,458
  Operating expenses                     7,820,904       3,251,833      22,129,824       7,755,377
  Compensation recorded on sale of
    shares to management                      --              --              --         3,000,000
  General and administrative               983,070       1,083,863       3,603,003       2,745,597
    expenses
  Depreciation and amortization            709,964          46,022       1,689,772         209,808
                                      ------------    ------------    ------------    ------------
      Total operating costs and
        expenses                        16,616,377       9,693,619      47,996,390      25,009,240
                                      ------------    ------------    ------------    ------------
      Income (loss) from operations      1,035,828         183,389      (1,225,057)     (2,356,388)
                                      ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income                           33,068         194,913         237,906         202,389
  Interest expense                        (289,956)        (48,499)       (711,100)        (93,569)
  Other                                   (180,537)         14,067        (174,028)         25,497
                                      ------------    ------------    ------------    ------------
      Total other income (expense)        (437,425)        160,481        (647,222)        134,317
                                      ------------    ------------    ------------    ------------
      Income (loss) before income
        taxes                              598,403         343,870      (1,872,279)     (2,222,071)

PROVISION (BENEFIT) FOR
  INCOME TAXES                             234,986         187,992        (636,364)        213,368
                                      ------------    ------------    ------------    ------------
      Net income (loss)               $    363,417         155,878    $ (1,235,915)     (2,435,439)
                                      ============                    ============

PRO FORMA INCOME TAX BENEFIT                              (112,715)                       (127,331)
                                                      ------------                    ------------

      Pro forma net income (loss)                     $    268,593                    $ (2,308,108)
                                                      ============                    ============

EARNINGS PER SHARE:
      Net income (loss) per share     $       0.07                    $      (0.22)
                                      ============                    ============
      Pro forma net income
         (loss) per share                             $       0.06                    $      (0.65)
                                                      ============                    ============
Weighted average common and common
  equivalent shares outstanding          5,506,187       4,731,838       5,505,687       3,577,279
                                      ============    ============    ============    ============

   The accompanying notes are an integral part of these unaudited statements.

                             GOLDEN BEAR GOLF, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      FOR THE NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                    -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                   1997             1996
                                                                    -------------   -------------
  Net loss                                                          $ (1,235,915)   $ (2,435,439)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                     1,689,772         209,808
     Depreciation included in construction and shaping costs              24,963         135,526
     Provision for doubtful accounts receivable                          138,100           7,886
     Compensation recorded on sale of shares to management                  --         3,000,000
     Changes in assets and liabilities:
        Accounts receivable                                           (3,457,348)     (1,695,913)
        Due from International                                           581,653         288,051
        Costs and estimated earnings in excess of billings on
           on uncompleted contracts                                   (3,224,486)       (972,957)
        Inventory                                                       (774,853)       (529,953)
        Prepaid expenses and other current assets                       (902,863)       (245,310)
        Deferred income taxes, net                                      (842,292)           --
        Other assets                                                    (865,034)         18,880
        Accounts payable                                                (521,987)       (135,102)
        Accrued liabilities                                            1,124,733         910,883
        Billings in excess of costs and estimated earnings on
           uncompleted contracts                                         106,067          70,305
        Deferred revenue                                               1,085,028         277,101
                                                                    ------------    ------------
         Net cash used in operating activities                        (7,074,462)     (1,096,234)
                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of golf centers                                         (1,515,236)    (12,834,625)
  Capital expenditures, net                                           (6,528,837)     (1,077,646)
                                                                    ------------    ------------
         Net cash used in investing activities                        (8,044,073)    (13,912,271)
                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering, net                                --        35,262,245
  Proceeds from sale of common stock                                        --         1,500,000
  Proceeds from exercise of stock options                                 50,400          80,400
  Proceeds from note payable - shareholder                                  --         1,625,000
  Repayment of note payable - shareholder                                   --        (1,625,000)
  Proceeds from note payable                                                --         1,800,000
  Payments on notes payable and capital leases                          (944,961)       (146,304)
  Proceeds from revolving credit facilities, net                       1,185,905        (150,000)
  Transfers to International                                                --          (225,838)
  Other                                                                  (43,813)           --
                                                                    ------------    ------------
         Net cash provided by financing activities                       247,531      38,120,503
                                                                    ------------    ------------
         Net (decrease) increase in cash and cash equivalents        (14,871,004)     23,111,998

CASH AND CASH EQUIVALENTS, beginning of period                        16,477,420         347,010
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                            $  1,606,416    $ 23,459,008
                                                                    ============    ============

   The accompanying notes are an integral part of these unaudited statements.

                             GOLDEN BEAR GOLF, INC.

    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) - (CONTINUED)

                                                                    FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                   --------------------------
                                                                      1997           1996
                                                                   ----------      ----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING
AND INVESTING ACTIVITIES:
   Compensation recorded on sale of shares to management           $     --        $3,000,000
   Notes payable issued in connection with the acquisition of
      golf centers                                                 $3,074,000      $1,350,000
   Golf center acquisitions accounted for as capital leases        $     --        $2,465,757
  Acquisitions of equipment and furniture accounted for as
      capital leases                                               $2,022,316      $     --
   Notes payable issued in connection with the acquisition of
      equipment                                                    $  830,743      $     --

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

The results of operations and cash flows for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 1997.

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

DEFERRED INCOME TAXES

Included in intangibles and other assets on the accompanying Consolidated Condensed Balance Sheet as of September 30, 1997 is a net deferred income tax asset of $842,292, comprised primarily of the unrealized net operating loss carryforwards generated by the operating loss incurred for the first quarter of fiscal 1997. Management believes the Company will generate sufficient taxable income in future periods to absorb such net operating loss carryforwards and it is more likely than not that the net deferred tax asset as of September 30, 1997 will be realized. Accordingly, no valuation allowance was established against the net deferred tax asset as of such date. Management's estimates of future taxable income are subject to revision due to, among other things, the Company's ability to achieve continued growth, obtain sufficient financing to fund such growth and successfully integrate the operations of the golf centers acquired to-date. Such factors are further discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

PRO FORMA NET INCOME (LOSS) PER SHARE

Pro forma net income (loss) per share is computed by dividing pro forma net income (loss) by the weighted average common and dilutive common equivalent shares outstanding for each period. Common stock equivalents include the dilutive effect of all outstanding stock options using the treasury stock method. The calculations used to compute the weighted average common and common equivalent shares outstanding in the accompanying Consolidated Condensed Statements of Operations are based upon the following:

                                         FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                         --------------------------        --------------------------
                                           1997             1996             1997             1996
                                         ---------        ---------        ---------        ---------
Average common shares outstanding        5,504,962        4,657,675        5,505,279        3,552,558
Average dilutive stock options
   outstanding                               1,225           74,163              408           24,721
                                         ---------        ---------        ---------        ---------

                                         5,506,187        4,731,838        5,505,687        3,577,279
                                         =========        =========        =========        =========

Effective December 15, 1997, the Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which among other changes, will require that basic earnings per share be computed without regard to any outstanding common equivalent shares. Basic earnings per share as computed under SFAS No. 128 would not differ materially from the pro forma net income (loss) per share amounts presented in the accompanying Consolidated Condensed Statements of Operations.

2. COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted construction and shaping contracts consist of the following for contracts recognized under the percentage-of-completion method of accounting:

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                     1997              1996
                                                 -------------     ------------
     Costs incurred on uncompleted contracts     $  42,210,558     $ 23,604,746
     Estimated earnings                              1,447,638        2,446,337
                                                 -------------     ------------
                                                    43,658,196       26,051,083
     Less billings to date                          37,617,982       23,129,288
                                                 -------------     ------------

                                                 $   6,040,214     $  2,921,795
                                                 =============     ============

The amounts associated with costs and estimated earnings on uncompleted construction and shaping costs are included in the accompanying Consolidated Condensed Balance Sheets under the following captions:

                                               SEPTEMBER 30,        DECEMBER 31,
                                                   1997                 1996
                                               -------------        ------------
Costs and estimated earnings in excess of
  billings on uncompleted contracts             $ 6,565,986         $ 3,341,500

Billings in excess of costs and estimated
  earnings on uncompleted contracts                (525,772)           (419,705)
                                                -----------         -----------
                                                $ 6,040,214         $ 2,921,795
                                                ===========         ===========

3. NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consist of the following:

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                  1997             1996
                                                             -------------     ------------
     Note payable to financial institution, due in
       monthly principal installments of $10,000
       plus interest at prime + 3/4%, with
       balloon payment due at maturity in August, 2003        $ 1,660,000      $ 1,760,000

     Notes payable to sellers of golf centers, with
       interest ranging from 0% to prime + 1-1/4%,
       maturing through June, 2004(1)                           3,826,641        1,367,008

     Capital lease obligations secured by certain golf
       center facilities, maturing through April, 2025          2,434,264        2,454,457

     Deferred profit participation obligation, payable
       quarterly, discounted at an effective rate of 9%,
       matures December, 2006                                     398,940          419,097

     Capital lease obligations secured by equipment and
       furniture, maturing through September, 2002(2)           1,885,037               --

     Revolving credit facility with a bank, with interest
       at prime payable quarterly, matures in
       September, 1999(3)                                       2,011,881               --

     Revolving credit note with a bank, with interest at
       8-1/2% payable monthly, repaid in September, 1997(4)            --          825,976

     Notes payable, with principal and interest ranging
       from 8-3/4% to 10-3/4% payable monthly, maturing
       through August, 2000(5)                                    821,290               --

     Secured credit note, with principal and interest at
       9-1/2% payable monthly, matured in July, 1997                   --           43,512
                                                              -----------      -----------
                                                               13,038,053        6,870,050
     Less current portion                                      (1,069,033)      (1,313,383)
                                                              -----------      -----------
                                                              $11,969,020      $ 5,556,667
                                                              ===========      ===========

(1) In September 1996, the Company issued non-interest bearing notes payable of $600,000 in connection with the purchase of East Coast Facilities. Such notes, which had certain defined payment terms and an outstanding principal balance of $267,008 at December 31, 1996, were repaid in full at their maturity in September 1997. Also in September 1996, the Company issued a note payable for $750,000 in connection with its acquisition of Highlander Facilities. The note is secured by certain property and equipment of the golf center and bears interest at 8% payable monthly, with the entire principal due in August 2001.

(1) In December 1996, the Company issued a note payable for $350,000 in connection with the purchase of MacDivott's Golf Center. The note is secured by certain property and equipment of the golf center and bears interest at prime + 1/2% payable quarterly, with the entire principal due in December 1999. In August 1997, the Company purchased a mini-golf facility located adjacent to MacDivott's Golf Center and issued a promissory note for $175,000 in connection with such acquisition. The promissory note is secured by certain property and equipment of the mini-golf facility and requires quarterly principal payments of $6,250 plus interest at prime + 1%. Based on such required quarterly payments, the note will be fully amortized in June 2004. The outstanding principal balance on the note was $168,750 at September 30, 1997. See Note 7.

    In January 1997, the Company incurred certain secured indebtedness aggregating approximately $2.1 million in connection with the purchase of Oasis Golf Center. In August 1997, the Company repaid a $200,000 non-interest bearing installment due on such indebtedness and in September 1997, the Company made another $200,000 payment and modified the terms of the remaining obligations. The remaining obligations were consolidated into a $1.8 million promissory note requiring monthly payments of principal and interest at prime + 1 1/4% calculated on a ten year amortization schedule. In addition to such recurring monthly installments, the Company is also obligated to make additional annual $50,000 principal payments in September of each year through 2002 at which time any remaining outstanding principal is payable in a balloon payment. See Note 7.

    In February 1997, the Company issued a note payable for $800,000 in connection with the purchase of Caddy-Shack Golf Dome. The note is secured by certain property and equipment of the golf center and requires quarterly payments of $38,820 representing the amortization of principal and interest at 9%. Based on such required quarterly payments, the note will be fully amortized in March 2004. The outstanding principal balance on the note was $757,891 at September 30, 1997. See Note 7.

(2) During the period May through September of 1997, the Company acquired certain construction equipment, office furniture and phone systems equipment by entering into financing arrangements that were accounted for as capital leases. Such capital lease obligations have terms of up to five years and require monthly payments representing principal and interest at rates ranging from 9% to 9.6%.

(3) In September 1997, the Company entered into a definitive credit agreement with a bank for a $10 million revolving credit facility to be used to finance the working capital required to fund the Company's continued growth as well as for general corporate purposes. The credit agreement provides for a term of two years with an option on the part of the bank for a one year extension. Outstanding borrowings, which bear interest at the prime rate payable quarterly, are secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term indebtedness. The credit agreement contains customary conditions and covenants with respect to the conduct of the Company's business, including dividend payment limitations, and requires the maintenance of various financial ratios.

(4) In September 1997, the Company repaid outstanding borrowings and terminated future availability under a previously existing revolving credit note. The borrowings were repaid using proceeds from the new $10 million revolving credit facility that the Company entered into in September 1997.

(5) During the period June through August of 1997, the Company financed the purchase of certain construction equipment and vehicles by issuing notes payable secured by the assets purchased. Such notes payable have terms of up to three years and require monthly payments representing principal and interest at rates ranging from 8 3/4% to 10 3/4%.

4. ARBITRATION CLAIMS

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and related amounts due, together with additional damages, totaling approximately $350,000. Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. Although the customer recently claimed its damages were in excess of $1.2 million, the initial claim submitted by the customer in arbitration was for $750,000. The ultimate outcome of this matter is not determinable at this time; accordingly no provision for loss regarding this matter had been established at September 30, 1997.

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

The following is a summary of the operating results of JNAI:

                                  FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                  --------------------------    ---------------------------
                                      1997           1996           1997            1996
                                  -----------    -----------    -----------     -----------
Licensing revenues                $   643,606    $   540,867    $ 2,274,679     $ 2,310,819
Operating expenses                    331,911        137,575        592,826         499,592
Provision (benefit) for income
   losses                              51,635         23,490        (67,235)        235,433
                                  ===========    ===========    ===========     ===========
Net income                        $   260,060    $   379,802    $ 1,749,088     $ 1,575,794
                                  ===========    ===========    ===========     ===========

6. RELATED PARTY TRANSACTIONS

The amounts included in the accompanying Consolidated Condensed Balance Sheets under the caption "Due from International" consist of amounts due to the following:

                                            SEPTEMBER 30,        DECEMBER 31,
                                                1997                  1996
                                            -------------        ------------
Golden Bear Golf, Inc.                        $ 324,050            $ 807,231
Paragon                                            --                 22,329
International Carve-out                         (62,468)              13,675
                                              ---------            ---------
                                              $ 261,582            $ 843,235
                                              =========            =========

The $324,050 balance due Golden Bear Golf, Inc. at September 30, 1997 is comprised primarily of International's allocable portion of certain costs associated with maintaining shared office space in Singapore and commissions on specific design related revenues collected by Nicklaus Design, a division of International. The balance also includes amounts owed by International in connection with the reimbursement of certain allocated payroll and other costs which are paid by the Company.

Pursuant to an office sharing agreement, the Company had subleased its corporate office facilities from International through July 31, 1997. The rent expense incurred under such sublease for the first seven months of fiscal 1997 was $358,755. Effective August 1, 1997, the Company entered into a separate lease agreement for its corporate office facilities directly with the owner of such facilities.

The Company also has an office staff sharing agreement with International which provides for the sharing of the services of certain specifically identified office staff and personnel that can effectively serve the needs of both organizations. During the first nine months of fiscal 1997, a total of $431,200 attributable to payroll and related costs associated with such shared employees was allocated to International.

In addition, the Company maintains certain office space in Singapore that is shared with International. During the nine months ended September 30, 1997, a total of $224,000 of costs associated with maintaining such facilities was allocated to International.

International has retained the Company as the exclusive manager and representative to market the personal endorsement services of Jack Nicklaus, pursuant to which the Company is generally entitled to approximately 20% - 30% of the personal endorsement fees received by Mr. Nicklaus. During the nine months ended September 30, 1997 and 1996, the Company earned revenues for services provided in this capacity of $402,280 and $363,750, respectively.

Pursuant to a design services marketing agreement, the Company markets golf course designs worldwide for Nicklaus Design for which it generally receives 10% of the gross design fees collected by International. During the nine months ended September 30, 1997 and 1996, the Company earned commissions for such services of $1,041,652 and $946,651, respectively.

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

On August 12, 1997, the Company purchased a mini-golf facility located adjacent to the previously acquired MacDivott's Golf Center located in Royal Oak, Michigan, for $225,000 of which $50,000 was paid in cash at closing and $175,000 was represented by a promissory note. In connection with the acquisition, the Company entered into a ground lease for the underlying real property for an initial term of approximately 11 years, with three options to renew for additional five year terms each.

All of the foregoing acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of these golf centers are included in the accompanying Consolidated Condensed Statements of Operations for all periods starting with their respective acquisition dates. Had these acquisitions occurred as of January 1, 1997, the Company's summarized unaudited pro forma results of operations for the nine months ended September 30, 1997 would have been as follows.

     Total revenues                          $47,130,167
     Loss from operations                    $(1,154,853)
     Pro forma net loss                      $(1,205,630)
     Pro forma net loss per share            $     (0.22)

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

Although the Company currently intends to continue it's strategy of increasing the number of golf center facilities that it owns and operates, the timing of new centers will depend on many factors, including obtaining sufficient financing and the successful integration of the operations of the golf centers which have been acquired. New acquisitions will be deferred as the Company focuses on completing the remaining renovations at its existing golf centers and on improving the profitability of such centers. In addition to the acquisition of existing golf center facilities, the Company is also evaluating the benefits associated with constructing new facilities rather than acquiring existing facilities. However, any future additions of golf center facilities will be subject to obtaining sufficient financing and there is no assurance that the Company will obtain appropriate financing on favorable terms, or at all.

With respect to its construction activities, the Company has continued to receive new project awards, bringing total project backlog as of September 30, 1997 to over $100 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

Total revenues for the three months ended September 30, 1997 increased 78.7% over the comparable period of 1996. All of the Company's operating divisions contributed to the increase in total revenues, with the Golf, Construction and Marketing Divisions posting revenue growth of 220.9%, 50.0% and 39.4%, respectively, for the current quarter.

Golf Division revenues increased to $5.7 million during the third quarter of fiscal 1997 from $1.8 million for the third quarter of 1996, due to the 14 golf centers that were owned and operated by the Company during the entire current quarterly period in contrast to only two such centers that were in operation for the full three months of the third quarter of the prior year. Although the Company acquired a total of six golf center facilities during the third quarter of 1996, the majority of these were acquired in the month of September and accordingly, such centers did not contribute significantly to revenues during the prior year period. Revenues of the Construction Division increased to $9.7 million for the current quarterly period from $6.5 million during the comparable period of last year as the Company continued work on several new large projects that were awarded during the current year. Marketing Division revenues increased to $2.3 million during the three months ended September 30, 1997 compared to $1.6 million for the same quarterly period of 1996 due primarily to revenues derived from a corporate marketing alliance that the Company recently entered into with VISA USA, Inc., together with an increase in golf instruction activities.

Operating income increased to $1.0 million for the three months ended September 30, 1997 compared to $0.2 million for the comparable period of the prior year. The increase in operating income for the current quarter resulted primarily from the increase in total revenues and an increase in the gross margin realized by the Construction Division, offset in part by increased operating expenses. Operating expenses as a percentage of total revenues increased to 44.3% for the third quarter of the current year from 32.9% for the comparable quarter of last year, due primarily to the relative increase in golf centers operations, which incur higher levels of operating expenses in contrast to that of the Company's other operations.

General and administrative expenses, which are comprised primarily of personnel related costs, decreased slightly to $1.0 million for the three months ended September 30, 1997 from $1.1 million for the three months ended September 30, 1996. Depreciation and amortization increased to $0.7 million during the third quarter of 1997 from less than $0.1 million for the third quarter of 1996 due to the sizable increase in property and equipment associated with the acquisition and conversion of the twelve golf center facilities acquired since the beginning of the third quarter of 1996.

Interest expense for the third quarter of the current year was approximately $0.3 million attributable primarily to indebtedness associated with the Company's acquisition of golf centers and certain construction equipment. Interest expense for the comparable period of 1996 was not material to the Company's results of operations. Interest income of $0.2 million for the three months ended September 30, 1996 was primarily attributable to earnings on the unexpended proceeds from the Company's initial public offering which had been invested in short-term commercial paper instruments and repurchase agreements. Interest income for the comparable quarter of the current year was not material to the results of operations for such period.

Prior to becoming a C Corporation upon the reorganization of the Company on August 1, 1996, the various entities that comprised its operations were S Corporations and therefore not subject to United States Federal and state income taxes. Prior to the reorganization, such entities generally paid only foreign income taxes. Accordingly, a pro forma income tax benefit has been included in the pro forma net income and pro forma net income per share amounts presented for the three months ended September 30, 1996 to show the effects on the Company's operations as if the relevant entities had been C Corporations for both of the three-month periods presented. The pro forma taxes reflect consideration of all permanent differences between book and tax income at the Company's estimated effective tax rate of 39%.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

Total revenues for the nine months ended September 30, 1997 increased 106.5% over the comparable period of 1996. The $24.1 million increase in total revenues during the current nine-month period was principally the result of an $11.8 million or 367.9% increase in Golf Division revenues, coupled with a $10.3 million or 75.2% increase in Construction Division revenues. The increase in Golf Division revenues was attributable to the acquisition of 14 golf centers since April 15, 1996, which contributed to revenues starting with their respective acquisition dates. In contrast, the Company owned only eight golf centers as of the end of the third quarter of last year, five of which where acquired during the month of September 1996. Construction Division revenues increased during the current nine-month period as the Company commenced work on several new large projects that were obtained during the current fiscal year. Marketing Division revenues increased by $2.1 million or 36.0% for the nine months ended September 30, 1997 compared to the same nine-month period of 1996, due primarily to an increase in golf instruction activities and other revenues associated with a new strategic marketing alliance with VISA USA, Inc.

The Company incurred net operating losses of $1.2 million and $2.4 million during the first nine months of 1997 and 1996, respectively. The operating loss incurred for the first nine months of 1996 included a one-time, non-cash charge of $3.0 million representing compensation deemed to have been received by certain executive officers in connection with their purchase of shares in Golf Centers prior to the Company's initial public offering. Exclusive of the effects of the $3.0 million charge, the $1.8 million increase in the net operating loss incurred during the current nine-month period was primarily attributable to an increase in operating expenses, which as a percentage of total revenues, were 47.3% and 34.2% for the nine months ended September 30, 1997 and 1996, respectively. The increase in operating expenses was due primarily to the relative increase in golf centers operations, which incur higher levels of operating expenses in contrast to that of the Company's other operations. Various start-up costs associated with converting and upgrading certain golf centers to Company standards also contributed to the increase in operating expenses as well as a one-time severance charge of $0.6 million relating to personnel changes made in connection with the Company's appointment of new presidents in both its Golf Centers and Paragon subsidiaries.

The increase in the operating loss incurred during the first nine months of 1997 was also impacted by a decrease in the gross margin realized by the Construction Division, an increase in the level of spending on general and administrative expenses, together with an increase in the amounts charged to depreciation and amortization expense. The decrease in the gross margin realized by the Construction Division during the current nine-month period was primarily attributable to costs associated with the completion of specific construction projects that were contracted for in previous years.

General and administrative expenses, which are comprised primarily of personnel related costs, increased to $3.6 million for the nine months ended September 30, 1997 from $2.7 million for the nine months ended September 30, 1996. The increase in general and administrative expenses was attributable to additions of personnel and planned systems upgrades, together with the increased costs associated with the expansion of the Company's businesses and operating the Company as a separate public company.

Charges to depreciation and amortization increased to $1.7 million during the first nine months of 1997 from $0.2 million for the comparable period of 1996 due to the increase in property and equipment associated with the acquisition and conversion of the twelve golf center facilities acquired since the beginning of the third quarter of the prior year.

Interest income during the first nine months of both 1997 and 1996 remained relatively constant at $0.2 million, comprised primarily of earnings on the unexpended proceeds from the Company's initial public offering which were invested in short-term commercial paper instruments and repurchase agreements. Interest expense for the first nine months of the current year increased to $0.7 million from $0.1 million for the comparable period of the prior year, attributable primarily to indebtedness associated with the Company's acquisition of golf centers of which larger principal amounts were outstanding for longer periods of time during the first nine months of the current year.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996 - (CONTINUED)

Prior to becoming a C Corporation upon the reorganization of the Company on August 1, 1996, the various entities that comprised its operations were S Corporations and therefore not subject to United States Federal and state income taxes. Prior to the reorganization, such entities generally paid only foreign income taxes. Accordingly, a pro forma income tax benefit has been included in the pro forma net loss and pro forma net loss per share amounts presented for the nine months ended September 30, 1996 to show the effects on the Company's operations as if the relevant entities had been C Corporations for both of the nine-month periods presented. The pro forma taxes reflect consideration of all permanent differences between book and tax income at the Company's estimated effective tax rate of 39%. Such pro forma taxes do not reflect a deduction for the $3.0 million non-cash charge, which was not deductible for Federal and state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

On August 1, 1996, Golden Bear closed an initial public offering of 2,484,000 shares of its Class A Common Stock and received net proceeds (after deducting underwriting discounts and offering costs) of approximately $35.2 million. The net proceeds, which have been fully expended by the Company as of September 30, 1997, were utilized for the following purposes, (i) approximately $13.6 million was used to fund the acquisition of golf centers, (ii) approximately $10.2 million was utilized for working capital purposes, (iii) approximately $9.0 million was used for capital improvements to the acquired golf center facilities and other capital expenditures, (iv) approximately $1.6 million was utilized to repay indebtedness incurred by the Company in connection with the acquisition of the Cool Springs Golf Center which had been funded by Jack Nicklaus and (v) approximately $0.8 million was used for the repayment of other indebtedness. As of September 30, 1997 and December 31, 1996, the Company had working capital of $11.8 million and $20.6 million, respectively.

To provide for additional liquidity, the Company entered into a definitive credit agreement with a financial institution on September 26, 1997 for a $10 million revolving credit facility. Advances under such facility will be used to finance the working capital requirements of the Company. The credit agreement provides for an initial term of two years with an option on the part of the financial institution to extend for one additional year. Borrowings under the facility are secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term indebtedness. The credit agreement contains customary conditions and covenants with respect to the conduct of the Company's business, including dividend payment limitations, and requires the maintenance of various financial ratios.

In addition, the Company repaid outstanding indebtedness and terminated future availability under a previously existing revolving credit note. Such indebtedness was repaid in September 1997 using proceeds from the new $10 million credit facility. The Company also modified the terms of certain obligations previously incurred in connection with the acquisition of Oasis Golf Center. For further details regarding these and other transactions involving Company indebtedness, see Note 3 of the Consolidated Condensed Financial Statements included herein under Part I, Item 1.

Actual spending on the acquisition or construction of additional golf centers in the future will depend on, among other things, the availability of funds, the identification and availability of suitable properties or facilities on terms satisfactory to the Company, the location and condition of existing facilities (i.e. whether significant capital improvements are necessary), whether the Company acquires or leases the related land, competitive developments and strategic marketing decisions.

The Company believes that its current cash position, together with availability under its new revolving credit facility and cash provided by operations will be sufficient to meet its operating needs through the latter part of fiscal 1998. However, the acquisition or development of additional golf centers will be subject to obtaining additional financing. The Company is considering obtaining additional funds through various means, including public offerings or private placements of debt or equity securities. The Company may also finance acquisitions by entering into leasing arrangements or by utilizing seller financing with deferred payment terms which might reduce the initial up-front cash requirements on the part of the Company. Leasing arrangements and seller financing have previously been utilized by the Company to fund all or a portion of the purchase price associated with the acquisition of certain golf centers. There is no assurance that the Company will be able to obtain additional financing in a timely manner, on favorable terms, or at all. To the extent that the Company is not able to obtain additional funds, the Company may be required to delay or reduce its acquisition and expansion strategy.

CURRENCY FLUCTUATIONS

Although substantially all of the Company's contracts are denominated in United States dollars, fluctuations in the value of foreign currencies relative to the United States dollar could impact the Company's results of operations. A substantial portion of the revenues of the Company's overseas licensees are generated in foreign currencies and accordingly, fluctuations in the value of these currencies relative to the United States dollar could adversely affect the Company's profitability. Royalty payments received by the Company or by its JNAI equity investee relating to foreign licensing arrangements are generally based on the exchange rate at the time of payment. In addition, the Company's construction contracts outside of the United States are also generally denominated in United States dollars and accordingly, the effective cost to customers for construction services performed overseas will increase or decrease as foreign currencies fluctuate relative to the United States dollar, unless the Company changes its United States dollar prices to reflect the fluctuations in currency. During the second and third quarters of 1997, the Company's JNAI joint venture entered into futures contracts to hedge its anticipated receipt of certain royalty payments denominated in Japanese Yen. Apart from these futures contracts on the part of JNAI which were not material to the Company's results of operations, the Company does not currently engage in hedging activities with respect to currency fluctuations, but may do so in the future. Furthermore, from an overall business point of view, the Company has historically engaged in significant business activities in Japan and Asia. To the extent that markets in these geographic areas are volatile and unfavorably impact our customers, such events could have an adverse effect on the Company's operations in the region going forward.

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

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        10 Credit Agreement for $10 Million Revolving Credit Facility, dated as of September 26, 1997, among Golden Bear Golf, Inc., SunTrust Bank, South Florida, N.A., as Agent and the Lenders Party Thereto.

        27 Financial Data Schedule (for SEC use only).

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed during the three-month period ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GOLDEN BEAR GOLF, INC.

                               By: /s/ RICHARD P. BELLINGER
                                   ---------------------------------------------
                                       Richard P. Bellinger
                                       President and Chief Executive Officer

                               By: /s/ STEPHEN S. WINSLETT
                                   ---------------------------------------------
                                       Stephen S. Winslett
                                       Senior Vice President and Chief Financial
                                       Officer

                               Date: November 7, 1997

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------

  10 Credit Agreement for $10 Million Resolving Credit Facility, dated as of September 26, 1997, among Golden ear Golf, Inc., SunTrust Bank, South Florida, N.A., as Agent and the Lenders Party Thereto.

  27           Financial Data Schedule (for SEC use only).