Form 10-K
period 1997-12-31
GOLDEN BEAR GOLF INC
filed 1998-03-31
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997      Commission File Number: 0-21089


                             GOLDEN BEAR GOLF, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            FLORIDA                                    65-0680880
-------------------------------          --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


 11780 U.S. HIGHWAY ONE, NORTH PALM BEACH, FLORIDA                  33408
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (561) 626-3900
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE.

Securities registered pursuant to Section 12(g) of the Act:

                 CLASS A COMMON STOCK, $.01 PAR VALUE PER SHARE
-------------------------------------------------------------------------------
                                (Title of class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Class A Common Stock held by non-affiliates of the Registrant as of March 6, 1998 was $21,798,980. The Registrant had outstanding 2,744,962 shares of Class A Common Stock (par value $.01 per share) and 2,760,000 shares of Class B Common Stock (par value $.01 per share) as of March 6, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement relative to the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III to the extent provided in Items 10, 11, 12 and 13 hereof.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

Golden Bear Golf, Inc., together with its wholly owned subsidiaries (collectively, "Golden Bear" or the "Company") is a diversified, international brand name golf products and services company engaged in the development, marketing and management of golf-related businesses, including the licensing, ownership and operation of golf practice and instruction facilities, the operation of golf instructional schools, the construction of golf courses and resort-related facilities, and the licensing, distribution and sale of golf-related consumer products. As part of a recent organizational restructuring to refocus on its core businesses, the operations and financial activity associated with the Company's former Golf and Marketing Divisions have been consolidated into a new Consumer Division. Through its two divisions, the Consumer Division and Construction Division, the Company provides high quality products and services in over 40 countries, primarily under the NICKLAUS, JACK NICKLAUS and GOLDEN BEAR brand names.

The Company was formed on June 7, 1996 to enter into an exchange agreement which was consummated on August 1, 1996 upon the closing of an initial public offering of the Company's Class A Common Stock. Parties to the plan of reorganization included, among others, the Company's affiliates, Golden Bear Golf Centers, Inc. ("Golf Centers"), Paragon Construction International, Inc. ("Paragon") (collectively, the "Constituent Companies") and Golden Bear International, Inc. ("International"), a privately owned company controlled by Jack Nicklaus. Pursuant to the exchange agreement, the Company acquired all of the outstanding common stock of the Constituent Companies in exchange for shares of its Class A and Class B Common Stock. In addition, the Company acquired certain assets and assumed certain liabilities of International in exchange for shares of the Company's Class B Common Stock. The transaction was accounted for on a historical cost basis in a manner similar to a pooling of interests as Golden Bear and the Constituent Companies had common stockholders and management. Although Jack Nicklaus beneficially owns 91.7% of the total voting power of the Company's outstanding Common Stock, the Company has no equity interest in International.

The Company's strategy is to increase its worldwide revenue and operating income by capitalizing on the growth and popularity of the game of golf and on Mr. Nicklaus' reputation, image and accomplishments as one of the greatest golfers ever to play the game. Specific components of the Company's growth strategy include (i) acquiring, leasing or entering into joint ventures for well-located golf practice and instruction facilities that have the potential for improvement; (ii) developing new golf practice and instruction facilities in locations where suitable acquisition opportunities are not available; (iii) capitalizing on the demand for the construction of new golf courses and resort related facilities along with the renovation of existing courses; and (iv) broadening the Company's base of branded consumer product offerings under the NICKLAUS, JACK NICKLAUS and GOLDEN BEAR brand names. The Company believes that cross-marketing of its products and services will provide it with opportunities to maximize its operating performance. To this end, it is anticipated that the acquisition and development of new golf practice and instruction facilities will provide the Company with additional opportunities to market its Nicklaus Flick Golf School programs and to sell licensed products at retail pro shops established at such facilities.

CONSUMER DIVISION

The Consumer Division is involved in the operation and licensing of the Company's golf practice and instruction facilities under the JACK NICKLAUS GOLF CENTER, JACK NICKLAUS ACADEMY OF GOLF and GOLDEN BEAR GOLF CENTER brand names. The Company believes that its owned and licensed golf facilities are differentiated from its competitors on the basis of consumers' recognition of the JACK NICKLAUS and GOLDEN BEAR brand names, the quality of the facilities of Nicklaus Flick golf instruction, and the availability at its facilities of the unique and individualized golf instruction programs designed by Jack Nicklaus and Jim Flick, a world renowned instructor.

In addition, the Consumer Division is also involved in the licensing of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products and services throughout the world, the operation of the NICKLAUS FLICK GOLF SCHOOLS, the management of corporate marketing alliances with select corporations targeting a golf audience and the generation of marketing fees related to Jack Nicklaus' personal endorsements. In this regard, the Company focuses its efforts on combining the marketing power associated with the recognition and reputation of the Jack Nicklaus brand names with high quality products and services in the markets it serves.

Through December 31, 1997, the Consumer Division was also involved in the marketing of golf course design services on behalf of designers, primarily Nicklaus Design, and provided golf course management and consulting services to various golf courses and golf related businesses. However, as part of its organizational restructuring effective January 1, 1998, the Company terminated the design services marketing agreement pursuant to which it marketed the design services and is no longer directly involved in providing golf course management and consulting services.

GOLF CENTERS AND ACADEMIES

The Company's golf centers and academies are comprised of golf practice and instruction facilities designed to provide golf practice opportunities, affordable golf instruction and related recreational activities. At December 31, 1996, the Company owned 10 existing golf practice and instruction facilities and had one facility under development which subsequently opened for business in July 1997. During the first quarter of fiscal 1997, the Company acquired three additional golf center facilities in separate, unrelated transactions, bringing to 14 the total golf centers owned and operated by the Company. Many of the existing facilities acquired by the Company required renovations and the construction of additional features such as miniature golf and pro shops to upgrade such facilities to the Company's standards. Delays associated with the completion of the conversion process at certain acquired golf centers and the integration of the retail operations of the golf centers had a negative impact on the profitability of the Company's golf center operations. The Company has delayed its acquisition of additional facilities in the near-term until such time as it improves the operating performance and profitability of its existing golf center facilities.

All of the golf centers acquired by the Company to-date are located within the United States. In addition, there are presently seven licensed GOLDEN BEAR GOLF CENTERS being operated by a licensee of the Company in the United States, with one additional licensed facility scheduled to open in fiscal 1998. Internationally, the Company's licensees operate eight facilities under the name JACK NICKLAUS GOLF CENTERS and JACK NICKLAUS ACADEMY OF GOLF that are located in the Pacific Rim and England, along with two additional facilities under development that are expected to open in 1998. While the Company intends to continue to support its existing licensee network, the Company is currently focusing its efforts on the direct ownership and operation of its facilities and intends to pursue new licenses and enter into additional territory development agreements only in locations and territories where the Company does not intend to acquire or develop its own facilities.

DOMESTIC OPERATIONS. The owned and licensed domestic golf centers are generally centered around a practice range designed with target greens, bunkers and traps to simulate golf course conditions. The ranges generally feature both covered and uncovered hitting stations to maximize usage under all weather conditions and are lighted to permit nighttime use. In addition to the practice range, the golf centers typically include short game practice areas, including putting greens and sand traps, comprehensive instruction programs designed by the internationally recognized NICKLAUS FLICK GOLF SCHOOL and JACK NICKLAUS COACHING STUDIO (a proprietary multimedia video and computer swing analysis system) and a clubhouse facility that typically includes a full-line retail pro shop. The domestic golf centers may also include other recreational amenities such as miniature golf courses and baseball batting areas.

In addition to the 14 centers currently owned by the Company, the Company intends to acquire additional centers in the future subject to obtaining appropriate financing and subject to the improving the operations and profitability of its current golf centers. Although there is no assurance that it will successfully do so, the Company currently seeks to add an additional six facilities by the end of 1998 bringing the total to 20 facilities.

The Company anticipates that it will add golf centers either by acquiring or converting existing golf centers or practice facilities or by acquiring undeveloped sites and constructing new golf center facilities. The Company has identified numerous markets within the United States that it believes can support one or more golf practice and instruction facilities of the type operated by the Company. The Company believes the highly fragmented golf range industry presents advantageous opportunities for the Company to acquire, upgrade and renovate golf centers and driving ranges over the next five years and that its GOLDEN BEAR branding and its instruction programs provide a competitive advantage and differentiate GOLDEN BEAR GOLF CENTERS from other range operators.

Currently, there are seven licensed GOLDEN BEAR GOLF CENTERS in the United States that are operated by one owner, who is not affiliated with the Company. The licensee has been provided an exclusive license in specified territories to operate GOLDEN BEAR GOLF CENTERS and is able to utilize certain of the Company's trademarks, servicemarks and other rights relating to the operation of the facilities. Additionally, the Company has agreements with a licensee and a multiunit development that grants certain rights to develop five GOLDEN BEAR GOLF CENTERS within the Baltimore, Maryland, and Fairfax, Virginia, areas, and one facility in the Albany, New York area.

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

   LICENSEE GROUP                 EXISTING FACILITIES    ANTICIPATED FACILITIES
   Family Golf Centers, Inc.      Henrietta, NY
                                  Farmingdale, NY
                                  Elmsford, NY
                                  Douglaston, NY
                                  Liverpool, NY
                                  Wayne, NJ
                                  El Segundo, CA

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

The Company's foreign licensees currently have seven operating facilities along with two additional facilities under development that are anticipated to be operational by the end of 1998. The Company has an agreement with a corporate affiliate of its British licensee to market the Company's golf facility licensing program, contact and identify prospective licensees within the European Economic Community, and assist the Company in negotiating license agreements with such prospects. Outside the United States, the Company currently intends to continue to pursue licensing agreements, rather than direct ownership of golf centers, although there is no assurance that the Company will be successful in these efforts.

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

The Company currently licenses the Jack Nicklaus brands to more than 20 companies that distribute products in over 35 countries. The largest markets for the Company's branded products currently are the United States, Korea and Japan. Licensed product categories includes men's and women's sportswear, men's tailored clothing, neckwear, luggage, socks, headwear, belts, small leather goods, eyewear, furniture, calendars, and various forms of artwork and commemoratives.

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

MARKETING

The Company also has developed two types of "marketing partnerships" with selected companies worldwide. These partnerships involve either Mr. Nicklaus' personal endorsement and use of his likeness or strategic marketing alliances that utilize golf and the Company's marketing capabilities to help market a partner's products or services. Such marketing partnerships involving Nicklaus' personal endorsement have been established with, among others, Lincoln-Mercury, a division of Ford Motor Company, Gulfstream Aerospace Corporation, Rolex, Textron, Golf Magazine and Griptec. Such partnerships are important to the Company in that they increase the exposure and reinforce the image of Mr. Nicklaus in the Company's target markets. The Company receives a percentage of all revenues received by Mr. Nicklaus for personal endorsement services obtained through the marketing efforts of the Company equal to (i) 30% of all such revenues under any contract or arrangement existing as of the reorganization of the Company on August 1, 1996 or any renewal thereof and (ii) no less than 20% of all such revenues received under any new contract or arrangement. The Company receives 100% of any revenues associated with strategic marketing alliances. Such marketing alliances have been established with companies such as VISA, Pepsi, Citibank and American Airlines.

The Company's marketing and licensing strategy is to (i) expand the worldwide sales of the Company's products, particularly throughout the United States, Europe and Asia; (ii) selectively expand its licensed product lines, particularly in accessories and women's sportswear; (iii) work with existing licensees to maximize brand advertising and promotional exposure; and (iv) develop new licensing relationships for product categories that are appropriate for Jack Nicklaus brands, such as home furnishings and skincare. The Company also is considering several retail strategies, including stand-alone retail shops devoted primarily to the Company's branded products and the creation of dedicated areas in golf shops and better department stores. No assurances can be given that any such retail strategies will be undertaken or if undertaken, will be successful. The Company has created dedicated areas for the sale of the Company's branded products within the pro shops of GOLDEN BEAR GOLF CENTERS and at certain Nicklaus designed golf courses.


The following table sets forth the Company's principal licensees and products:

 -------------------------------- ------------------------------------ ----------------- ---------------- -----------
                                                                       Licensed                           Licensee
 Licensee                         Products                             Brands            Territories      Since
 -------------------------------- ------------------------------------ ----------------- ---------------- -----------
 Hart, Schaffner & Marx,          Slacks, sportscoats, blazers,        JACK NICKLAUS     United States    1969
   a business unit of Hartmarx    woven dress shirts
   Corporation
 Trans-Apparel Group,             Men's and women's shirts, slacks,    NICKLAUS          North America    1990
   a business unit of Hartmarx    shorts, blazers, socks,                                Europe
   Corporation                    sweatshirts, outerwear, rainwear,
                                  headwear
 The Rockport Corporation         Casual and dress shoes, golf shoes   JACK NICKLAUS     Worldwide        1992
                                                                       GOLDEN BEAR
 Brookville Corporation           Neckwear                             NICKLAUS          United States    1995
 Italian Design Group             Belts and small leather goods        NICKLAUS          United States    1995
                                                                                         Great Britain
 Gargoyles Corporation            Eyewear                              NICKLAUS          Worldwide        1997
                                                                                         except Japan
 Drexel Heritage, Inc.            Furniture                            NICKLAUS          North America    1997
 JNAI:                            Men's and ladies' sportswear         JACK NICKLAUS     Japan            1973
   Partnership with                                                    NICKLAUS          Southeast Asia
   Hartmarx Corporation                                                GOLDEN BEAR       Australia
                                                                                         South Africa
                                                                                         South America
 JNAI/FE:                         Men's and ladies' sportswear and     JACK NICKLAUS     Thailand         1973
   Partnership between JNAI       accessories                          NICKLAUS          Indonesia
   and Kosugi Sangyo to                                                GOLDEN BEAR       Korea
   license Jack Nicklaus                                                                 Malaysia
   brands in Asia                                                                        Singapore
                                                                                         Philippines
 JNJ:                             Hats, ties,                          JACK NICKLAUS     Japan            1995
   Partnership between JNAI       men's/ladies'/children's             NICKLAUS
   and Kosugi Sangyo to           sportswear, gloves, belts,           GOLDEN BEAR
   serve as master apparel        luggage, casual and business bags    MUIRFIELD
   licensee in Japan              and eyewear
 -------------------------------- ------------------------------------ ----------------- ---------------- -----------

NICKLAUS FLICK GOLF SCHOOLS

The Company operates golf schools principally under the NICKLAUS FLICK GOLF SCHOOL ("NFGS") brand name. Jack Nicklaus and Jim Flick, a world renowned instructor, collaborated to develop a program that has been recognized by major golf publications for its leadership role in the golf instruction industry since the school's inception in 1991. The Company believes that growth in the golf instruction industry is driven by existing golfers' desire to continually improve their golf games and by new golfers seeking to learn the game. Historically, instruction was provided by local golf professionals. In recent years, technological changes have made possible the development of sophisticated instruction products and computer programs for use in teaching. The Company has developed a proprietary teaching methodology that includes instruction books and a computer-assisted video swing analysis device. This teaching methodology is the basis for the JACK NICKLAUS COACHING STUDIOS included within the Company's golf practice and instruction facilities as well as teaching at the NFGS.

The NFGS offers more than 130 golf instruction programs including several specialty programs targeted at women, corporations and special alumni groups. NFGS currently operates as an independent contractor at two resort clubs located in the United States: Desert Mountain Golf Club located in Carefree, Arizona and the Boca Raton Resort and Club located in Boca Raton, Florida. The Company currently is pursuing additional venues for its NFGS operations.

The target market for the NFGS retail schools is consumers who have significant disposable income. NFGS has historically priced its package offerings at the upper end of golf school pricing, which is consistent with other Company product offerings. The Company commenced operation of a moderately priced golf school under the NICKLAUS FLICK FAULTS & CURES brand name in 1997 and is commencing operation of a premium priced school exclusively for women under the GOLF FOR WOMEN brand name in 1998. The Company currently markets retail schools principally through: (i) direct response media advertising; (ii) direct mail programs targeted at NFGS graduates and high net worth golfers; (iii) word-of-mouth referrals; and (iv) telemarketing.

The NFGS teaching faculty currently is comprised of 30 teaching professionals selected by Jack Nicklaus and Jim Flick, four of whom were included in GOLF MAGAZINE'S list of the top 100 golf instructors in the United States in 1997. These professionals have been trained in a philosophy that is consistent with Jack Nicklaus' approach to playing the game and Jim Flick's approach to teaching. Most of NFGS' instruction staff are independent outside contractors and their agreements with NFGS are negotiated annually.

In addition to its regular one, two and three-day consumer packages, NFGS provides businesses and corporations with a wide range of program alternatives, including three-day executive golf programs, one-day golf outings, charity golf events and hospitality programs at select professional tour events. These corporate programs, which operate under the brand name NICKLAUS FLICK EXECUTIVE GOLF, are designed specifically for corporations as an effective way to entertain clients, strengthen business relationships, reward top performers and raise funds for charitable organizations. The corporate programs also expose a wide variety of people to the Company's golf programs, which provide future referral sources for the NFGS retail sessions.

JACK NICKLAUS INTERNATIONAL GOLF CLUB

The Jack Nicklaus International Golf Club ("Golf Club") was founded in 1995 to provide additional benefits to Nicklaus Design golf courses. The Golf Club is a proprietary membership club that offers its members an opportunity to obtain a variety of member services, including golf playing privileges at prestigious private clubs worldwide that feature a Jack Nicklaus Signature or Nicklaus Design golf course. Membership in the Golf Club is restricted to members of the golf clubs that agree to participate in the program ("Host Clubs"). There currently are approximately 70 Host Clubs. Members enjoy reciprocal playing and guest privileges at each of the Host Clubs. The current membership fee is $295 per year. There is no membership fee to the participating Host Clubs and each is permitted to impose a direct charge for golf playing privileges extended to Golf Club members.

TICKETMASTER GOLF

During 1997, the Company entered into an agreement with Ticketmaster Group, Inc. to establish a joint venture that contracts with golf courses across the United States to offer golfers advance ticketing for specific tee times. The joint venture, called Ticketmaster Golf is based in Orlando, Florida and commenced operations in the summer of 1997. Ticketmaster Golf utilizes Ticketmaster's proprietary computerized distribution system to offer available tee times at leading daily fee and resort golf courses. Under the program, Golfers are able to purchase tee times by phone or through the Internet as much as one year in advance, depending on the golf course. Under the terms of the joint venture agreement, the Company is required to provide certain marketing services and has a 50% participation interest in the operations of the joint venture. In addition, under the terms of the agreement, the Company has a financial commitment for an initial capital contribution of approximately $500,000, of which $300,000 had been invested through March 6, 1998.

CONSTRUCTION DIVISION

Through its wholly owned subsidiary, Paragon, the Company provides comprehensive golf course and other resort-related construction services. These services include project management, shaping, renovation and golf course construction. While the Company originally only provided services for Nicklaus designed golf courses, the Company began offering its golf course construction services to other golf course designers and architects in 1995. Paragon has furnished golf construction and renovation services on approximately 65 golf courses since 1983, 27 domestically and 38 internationally. The Company completed 21 construction projects in 1997. The Company is currently involved in more than 30 projects around the world in various capacities, including 21 projects in process located in six countries, including the United States, where the Company is actively providing construction, shaping and project management services.

The level of construction services provided during the fourth quarter of 1996 and the first quarter of 1997 was limited based on management's decision to curtail such activities pending the implementation of new systems and the integration of new staff. The Company believes that the improved processes and controls that have been put in place will facilitate the future growth of its Construction Division. During 1997, the Company continued to receive significant new project awards, bringing Paragon's total backlog as of December 31, 1997 to over $170 million, compared to a backlog of less than $10 million at December 31, 1996.

The Company's construction services generally are offered pursuant to a general construction contract. The Company also may supply specialized golf construction services to third parties on a subcontracting or consulting basis where warranted by the needs of the customer. The general construction contract generally offers developers and owners comprehensive management of the entire course construction process on a cost-plus-fee or a fixed-price basis. Payments for construction services generally are made in installments over the term of the contract based on the progress made towards completion of the project.

A portion of Paragon's revenues and earnings are generated through fixed price contracts for the construction of golf courses. Such fixed price contracts may expose the Company to the risks of cost overruns and inflation as well as credit risks associated with the customer. The Company recognizes revenues and expenses on a percentage-of-completion basis whereby revenue and expenses, and thereby profit, in a given period are determined based on the Company's estimates as to the status of the costs remaining to complete a particular project. To the extent that the Company underestimates the remaining cost to complete a project, it may overstate the revenues and profit in a particular period. In addition, Paragon's construction contracts generally provide for warranties that obligate Paragon to remedy certain construction defects that may arise in the ordinary course of providing such construction services. Such warranties, which are customary in the construction industry, are usually effective for a period of one year from the completion date of the respective projects. However, there is no assurance that expenses relating to such warranty obligations will not have a material adverse effect on the Company. In addition, the nature of Paragon's construction activities expose it to potential risks associated with weather or other acts of nature that could have a material adverse effect on the Company.

COMPETITION AND SEASONALITY

The Company's competition varies among its business lines. The markets in which the Company competes with respect to its golf center operations generally are highly competitive. The Company's golf practice and instruction facilities compete against other golf centers, traditional golf ranges, golf courses and other recreational pursuits. Competition for prime locations is intense. Competition associated with the Company's golf practice and instruction facilities primarily relates to the location, the quality of the facilities and services offered, marketing of the facilities and proximity to other golf centers. While many of the Company's competitors and potential competitors in this area have considerably greater financial resources and experience than the Company, the Company believes that its well recognized brand names and its reputation for providing high quality, innovative products and services will distinguish it from its competitors.

The consumer markets for goods and services in which the Company's marketing and licensing operations compete are extremely competitive, with the Company's products and services competing against a mix of established brand name consumer products and services, products and services licensed or endorsed by sports and entertainment celebrities, private-label products and generic products that have not established a distinct brand identity. Competition in these products and services is primarily centered on styling, quality, price, brand recognition and service. In order for the Company to be competitive in these marketplaces, the Company must effectively maintain and promote the unique brand image of its services and its licensed products among consumers and establish strong marketing relationships with manufacturers and distributors of products which enhance that brand image. While the Company believes that its strong brand name recognition and established licensing and distribution networks will enable it to compete effectively, the Company and its licensees compete with a number of manufacturers and marketers of sporting goods, recreational products, apparel and other consumer products and services, many of which have substantially greater resources than the Company and its licensees and many of which have well recognized brand names and broader and more established distribution networks. These markets also face competition from other leisure and recreational activities, and sales of leisure and recreational products and services are affected by changes in consumer preferences, which are difficult to predict.

In the providing of golf course construction services, the Company faces competition both domestically and internationally from several national golf course construction firms, as well as from smaller regional firms. Competition in golf course construction is based primarily on reputation, quality of service, experience and price. The Company believes that its well recognized brand names and its reputation for providing high quality, innovative construction services distinguishes it from its competitors.

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

EMPLOYEES

As of December 31, 1997, the Company had approximately 348 full-time employees and 180 part-time employees. The number of part-time employees typically increases during peak seasonal periods. The Company has no collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

INTELLECTUAL PROPERTY RIGHTS

The Company's NICKLAUS, JACK NICKLAUS and GOLDEN BEAR brand names are believed by the Company to be well-recognized by consumers and therefore important in the sales of its products. The public identification of these brands has been developed historically through their association with the personal rights of Jack Nicklaus as a living individual to commercialize his personality under common law and various statutes enacted in certain domestic states and foreign countries. The Company has obtained the exclusive royalty-free rights to utilize and license the major trademarks and service marks that have been previously developed under common law, including marks previously registered in the United States and various foreign countries in which products or services currently are sold by the Company and its licensees. Subject to the approval of International, the Company also has the right to obtain the registration of additional trademarks and service marks for the future expansion of its businesses. The Company also has the rights to utilize certain customer lists, trade secrets, know-how, and certain copyrighted materials necessary or useful in the conduct of its business, including intellectual property that previously was provided to the predecessors of the Company under a license from International.

GOVERNMENTAL REGULATION

The Company's golf centers and its golf course construction operations are subject to various federal, state, local and foreign laws and regulations designed to protect the environment from waste emissions, the handling, treatment and disposal of solid and hazardous wastes and the remediation of contaminates associated with the use and disposal of hazardous substances. Although the Company believes that it is in substantial compliance with all such laws, ordinances and regulations applicable to its properties and operations, there can be no assurance that compliance with such requirements in the future will not have a material adverse effect on the Company's financial condition. It is the Company's general practice to hire environmental consultants to conduct environmental assessments on golf center facilities it owns, operates or intends to acquire or develop. However, in some cases only limited procedures are conducted on such properties. Accordingly, there may be environmental liabilities or conditions associated with such properties of which the Company is not aware.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of March 6, 1998 with respect to the executive officers of the Company. The executive officers serve at the discretion of the Company's Board of Directors.

NAME                              AGE      POSITION WITH THE COMPANY
----                              ---      -------------------------

Jack W. Nicklaus                  58       Chairman of the Board

Richard P. Bellinger              46       President, Chief Executive Officer and Director

Stephen S. Winslett               46       Senior Vice President and Chief Financial Officer

Thomas P. Hislop                  41       Senior Vice President and Director

JACK W. NICKLAUS serves as the Chairman of the Board of the Company. Mr. Nicklaus founded International, a predecessor of the Company in 1970 and has served as Chairman of International's Board since inception. Mr. Nicklaus, who has been a professional golfer for over 35 years, continues to be one of professional golf's most recognized players. Mr. Nicklaus also has over 25 years experience as a golf course designer, having designed 147 courses in 24 countries. Mr. Nicklaus received the Athlete of the Decade Award (1970-1979) from SPORTS ILLUSTRATED magazine and the Golfer of the Century Award in 1988.

RICHARD P. BELLINGER is a member of the Company's Board of Directors and has served as the President and Chief Executive Officer of the Company since the Company's inception. Mr. Bellinger joined International in 1979 as Controller for the golf course and real estate development areas of International. In 1981, he was promoted to Treasurer, and in 1984, became International's Chief Financial Officer. Mr. Bellinger was promoted to Chief Operating Officer of International in 1985 and was named President in 1989 and served in such capacities prior to the formation of the Company. Because Mr. Bellinger currently devotes all of his efforts exclusively to the Company, he no longer serves as an officer of International. Mr. Bellinger graduated from the University of Miami where he earned both his BBA in accounting and his MBA.

STEPHEN S. WINSLETT joined the Company in October 1997 as Senior Vice President and Chief Financial Officer. Mr. Winslett is responsible for all financial matters of the Company. Prior to his employment with Golden Bear, Mr. Winslett was Vice President of Finance and Administration for the North American operations of The Albert Fisher Group PLC, a multinational corporation listed on the London Stock Exchange. Mr. Winslett graduated from the University of North Texas where he earned a BBA in Marketing and an MBA in Finance. Mr. Winslett is also a Certified Public Accountant.

THOMAS P. HISLOP is a member of the Company's Board of Directors and has served as a Senior Vice President of the Company since its inception. Mr. Hislop has primary responsibility for the Company's Consumer Division. Mr. Hislop joined International in 1984 as Director of Marketing. Mr. Hislop became Vice President of Marketing in 1985 with the responsibility for Jack Nicklaus' marketing and endorsement relationships. Mr. Hislop was named General Manager of Jack Nicklaus Marketing Services in 1986, Senior Vice President of International in 1992 and a member of International's Executive Committee in 1994. Because Mr. Hislop currently devotes all of his efforts exclusively to the Company, he no longer serves as an officer of International. Mr. Hislop completed his undergraduate education at Bucknell University and obtained his MBA from Harvard Business School.

ITEM 2.  PROPERTIES

The Company's principal executive and administrative offices are located in North Palm Beach, Florida in approximately 35,000 square feet of space leased under an agreement with a term that expires in 2007. The Company also leases approximately 430 square feet of space in Singapore that is utilized for administrative offices under a lease that expires in 1999. The Company considers its executive and administrative offices to be adequate and suitable for its current needs.

As of December 31, 1997, the Company operated 14 separate golf instruction and practice facilities located throughout the United States. With the exception of one Company owned facility located on approximately 40.8 acres of land in Pittsburgh, Pennsylvania, the underlying real property associated with all of these golf instruction and practice facilities is leased under long-term lease arrangements.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Class A Common Stock, which was issued to the public in its initial public offering on August 1, 1996, is traded on the Nasdaq Stock Market under the symbol "JACK." The following table sets forth, for the periods indicated, the high and low closing prices per share of the Class A Common Stock as reported by Nasdaq.

                                                           1997                            1996
                                                  ------------------------        ------------------------
                                                    HIGH           LOW              HIGH           LOW
                                                  ----------    ----------        ---------     ----------

   First Quarter                                   $  15-1/2     $  11-1/4             ---            ---
   Second Quarter                                     13             9-3/4             ---            ---
   Third Quarter                                      14-3/4         9-1/2         $ 21-1/8      $  16-7/8
   Fourth Quarter                                     13-7/8         8               20-1/2         11

As of March 6, 1998, there were 2,744,962 shares of the Company's Class A Common Stock outstanding and 522 registered shareholders of record.

The Company's Class B Common Stock is not publicly traded. All of the outstanding shares of the Class B Common Stock are beneficially owned by members of the Nicklaus family, which includes: (i) Jack W. Nicklaus, Barbara B. Nicklaus and their estates, guardians, conservators, committees or attorneys-in-fact; (ii) each lineal descendant of Jack W. Nicklaus and Barbara
B. Nicklaus and their respective guardians, conservators, committees or attorneys-in-fact; (iii) each entity controlled by such family members; and (iv) the trustee, in their respective capacities, as such, of each trust established for the benefit of such family members (collectively, such family members herein defined as "Nicklaus Family Members"). See Note 7 to the Consolidated Financial Statements included at Item 8 of this Form 10-K.

No cash dividends have been declared on the Company's Class A Common Stock and Class B Common Stock since the initial public offering on August 1, 1996. Moreover, the Company currently intends to retain any earnings to finance the development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below was derived from the respective year's audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Item 7 herein, together with the Consolidated Financial Statements, including the Notes thereto, included at Item 8 of this Form 10-K. As part of an organizational restructuring, the operations and financial activity associated with the Company's former Golf and Marketing Divisions have been consolidated into a new Consumer Division and the revenues previously presented for the former two divisions have been consolidated to conform to the current year's presentation.

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                       1997          1996          1995          1994           1993
                                                  ----------    ----------    ----------    ----------     ---------
Revenues:                                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

   Consumer division                              $ 27,988     $  13,053     $   9,604     $   8,381       $  7,031
   Construction division                            39,755        20,454        19,177         5,599          2,177
                                                  ----------    ----------    ----------    ----------     ---------
     Total revenues                                 67,743        33,507        28,781        13,980          9,208
                                                  ----------    ----------    ----------    ----------     ---------

Operating costs and expenses:
   Construction and shaping costs                   32,107        17,052        16,500         4,737          1,894
   Operating expenses                               30,730        11,995         7,327         6,693          5,440
   Compensation recorded on sale of shares
      to management(1)                                 ---         3,000            ---           ---           ---
   Corporate administration                          5,258         3,479         3,121         3,051          2,994
   Depreciation and amortization                     2,846           485           233           199            243
                                                  ----------    ----------    ----------    ----------     ---------
       Total operating costs and expenses           70,941        36,011        27,181        14,680         10,571
                                                  ----------    ----------    ----------    ----------     ---------

Income (loss) from operations                       (3,198)       (2,504)        1,600          (700)        (1,363)
Other income (expense)                              (1,105)          322            (1)          (10)             2
                                                  ----------    ----------    ----------    ----------     ---------
Income (loss) before income taxes                   (4,303)       (2,182)        1,599          (710)        (1,361)
Provision (benefit) for income taxes                (1,372)          248           365           155             43
                                                  ----------    ----------    ----------    ----------     ---------
Net income (loss)                                 $ (2,931)       (2,430)        1,234          (865)        (1,404)
                                                  ==========
Pro forma income tax benefit(2)                                     (127)         (135)         (764)          (923)
                                                                ----------    ----------    ----------     ---------
Pro forma net income (loss)                                     $ (2,303)      $ 1,369      $   (101)      $   (481)
                                                                ==========    ==========    ==========     =========

Earnings per share - basic and diluted:
   Net loss per share                               $ (0.53)
                                                  ==========
   Pro forma net income (loss) per share                          $(0.57)     $   0.46       $ (0.03)      $ (0.16)
                                                                ==========    ==========    ==========     =========

Weighted average common shares outstanding            5,505         4,040         3,000         3,000         3,000
                                                  ==========    ==========    ==========    ==========     =========

                                                                            DECEMBER 31,
                                                  ------------------------------------------------------------------
                                                    1997         1996(3)        1995          1994           1993
                                                  ----------    ----------    ----------    ----------     ---------

BALANCE SHEET DATA (AT YEAR-END):                                      (DOLLARS IN THOUSANDS)
Working capital (deficit)                          $16,450     $  20,593     $     368      $   (462)       $   314
Total assets                                        69,241        51,407         7,287         3,290          2,499
Long-term debt                                      18,776         5,557            44           113            ---
Shareholders' equity                                35,329        38,254         1,030           256          1,110

(1) Represents compensation deemed to have been received by certain executives in connection with their purchase of shares in Golf Centers. See Note 13 to the Consolidated Financial Statements included at Item 8 herein.
(2) See Note 1 to the Consolidated Financial Statements included at Item 8 herein.
(3) The significant increases in the respective balance sheet data amounts for 1996 are primarily attributable to the Company's initial public offering of
     2.484 million shares of its Class A Common Stock on August 1, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 1997, 1996 and 1995. This discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying audited Consolidated Financial Statements of the Company and the related Notes thereto which are included elsewhere in this 10-K.

OVERVIEW

As part of an organizational restructuring during the fourth quarter of 1997 to refocus on its core businesses, the operations and financial activity associated with the Company's former Golf and Marketing Divisions have been consolidated into a new Consumer Division. Accordingly, the Company now operates its business through two divisions comprised of the Consumer Division and the Construction Division. The Consumer Division owns, operates and licenses the Company's golf practice and instruction facilities under the JACK NICKLAUS GOLF CENTER, JACK NICKLAUS ACADEMY OF GOLF and GOLDEN BEAR GOLF CENTER brand names. In addition, the Consumer Division is involved in the licensing of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS FLICK GOLF SCHOOLS and the generation of marketing fees related to Jack Nicklaus' personal endorsements. Through December 31, 1997, the Consumer Division was also involved in the marketing of golf course design services on behalf of designers, primarily Nicklaus Design, and provided golf course management and consulting services to various golf courses and golf related businesses. However, as part of its organizational restructuring, the Company terminated the design services marketing agreement pursuant to which it marketed the design services and is no longer directly involved in providing golf course management and consulting services effective January 1, 1998. Concurrent with the termination of the design services agreement, the Company secured a ten year exclusive commitment from International to continue the marketing of Paragon's golf course construction services to Nicklaus Design clients and prospects. The arrangement between the parties will permit Paragon to utilize the services of Nicklaus Design's sales staff as needed on an independent contract basis and to obtain compensation from Nicklaus Design for design leads generated through Paragon's construction marketing activities. The Construction Division provides technical construction services principally in connection with the construction and renovation of golf courses and resort related facilities.

Consistent with the Company's strategy to increase its ownership and operation of golf practice and instruction facilities, the Company has entered into purchase and lease agreements pursuant to which it has acquired a total of 14 facilities to-date. Many of the existing facilities acquired by the Company required renovations and the construction of additional features such as miniature golf and pro shops to upgrade such facilities to the Company's standards. Certain of these golf center facilities are not expected to contribute to the Company's operating performance in the near term.

During the latter part of 1997, management made a decision to delay the acquisition of additional golf centers so that the Company could direct its efforts at improving the performance and profitability of its existing golf centers. Although the Company currently intends to continue it's strategy of increasing the number of golf center facilities that it owns and operates, the timing of new centers will depend on many factors, including obtaining sufficient financing and the successful integration of the operations of the golf centers which have been acquired. New acquisitions will be deferred as the Company focuses on improving the profitability of its existing golf centers. The Company is also evaluating the benefits associated with constructing new facilities rather than acquiring existing facilities. However, any future additions of golf center facilities will be subject to obtaining sufficient financing and there is no assurance that the Company will obtain appropriate financing on favorable terms, or at all.

With respect to its construction activities, the Company has continued to receive new project awards, bringing Paragon's total backlog as of December 31, 1997 to over $170 million, compared to a backlog of less than $10 million at December 31, 1996. Paragon is currently involved in more than 30 projects around the world.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

For the year ended December 31, 1997, total revenues increased to $67.7 million, up 102.2% compared to revenues of $33.5 million for the comparable period of 1996. The $34.2 million increase in total revenues during the current year was principally the result of a $19.3 million or 94.4% increase in Construction Division revenues, coupled with a $14.9 million or 114.4% increase in Consumer Division revenues. Construction Division revenues increased during 1997 as the Company commenced work on several new large projects that were obtained during the current fiscal year. The increase in Consumer Division revenues was primarily attributable to the acquisition of 14 golf centers since April 15, 1996, which contributed to revenues starting with their respective acquisition dates. In contrast, the Company owned only 11 golf centers as of the end of last year, two of which were acquired on December 31, 1996 and one which was still under development as of such date. Also contributing to the increase in Consumer Division revenues for the current year were new revenues associated with a recent strategic marketing alliance that the Company entered into with VISA USA, Inc. and an increase in revenues from golf instruction operations.

The Company incurred net operating losses of $3.2 million and $2.5 million during the years ended December 31, 1997 and 1996, respectively. The operating loss incurred for the year ended December 31, 1996 included a one-time, non-cash charge of $3.0 million representing compensation deemed to have been received by certain executive officers in connection with their purchase of shares in Golf Centers prior to the Company's initial public offering.

Exclusive of the effects of the $3.0 million charge, the $3.7 million increase in the net operating loss incurred during the current year was primarily attributable to an increase in operating expenses, which as a percentage of total revenues, were 45.4% and 35.8% for the years ended December 31, 1997 and 1996, respectively. The increase in operating expenses was due primarily to the relative increase in golf centers operations, which incur higher levels of operating expenses than the Company's other operations. Additionally, the Company incurred certain non-typical charges associated with the integration of the golf centers' retail operations, severance costs and a computer system conversion, which aggregated in excess of $1.5 million during 1997. In addition, the Company recorded provisions for bad debts of $2.2 million for various accounts receivable, including certain receivables attributable to its operations in the Far East.

The increase in the operating loss incurred during the current year was also impacted by an increase in the amounts charged to depreciation and amortization expense along with an increase in the level of spending on corporate administration, offset in part, by an increase in the gross margin realized by the Construction Division. Such gross margin increased to 19.2% for 1997 from 16.6% during 1996 due primarily to services performed on certain significant new projects obtained during the current year.

Corporate administration expenses, which are comprised primarily of personnel related costs, increased to $5.3 million for the year ended December 31, 1997 from $3.5 million for the year ended December 31, 1996. The increase in corporate administration expenses was attributable to additions of personnel and systems upgrades, together with the increased costs associated with the expansion of the Company's businesses and operating the Company as a separate public company.

Charges to depreciation and amortization increased to $2.8 million during the year ended December 31, 1997 from $0.5 million for the comparable period of 1996 due primarily to the increase in property and equipment associated with the acquisition and conversion of golf center facilities.

Interest income, which decreased to $0.3 million during fiscal 1997 from $0.5 million for fiscal 1996, was comprised primarily of earnings on the unexpended proceeds from the Company's initial public offering which were invested in short-term commercial paper instruments and repurchase agreements. Interest expense for the current year increased to $1.1 million from $0.2 million for the comparable period of 1996, attributable primarily to greater outstanding indebtedness related to the Company's acquisition of golf centers. Increased amounts of indebtedness were also outstanding under the Company's new revolving credit facility during the fourth quarter of 1997.

Prior to becoming a C Corporation upon the reorganization of the Company on August 1, 1996, the various entities that comprised its operations were S Corporations and therefore not subject to United States Federal and state income taxes. Prior to the reorganization, such entities generally paid only foreign income taxes. Accordingly, a pro forma income tax benefit has been included in the pro forma net loss and pro forma net loss per share amounts presented for the year ended December 31, 1996 to show the effects on the Company's operations as if the relevant entities had been C Corporations for all of the years presented. The pro forma taxes reflect consideration of all permanent differences between book and tax income at the Company's estimated effective tax rate of 39%. Such pro forma taxes do not reflect a deduction for the $3.0 million non-cash charge, which was not deductible for Federal and state income tax purposes.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

Total revenues increased 16.4% to $33.5 million in 1996 from $28.8 million in 1995. The increase in total revenues was principally the result of an increase in Consumer Division revenues to $13.1 million in 1996 from $9.6 million in 1995, attributable primarily to the acquisition of 10 existing golf centers, including two on December 31, 1996, that contributed to revenues starting with their respective acquisition dates. Revenues attributable to the Consumer Division also increased during 1996 due to increased revenues from licensing operations, together with increased income from the operations of JNAI, which were offset in part by a decrease in golf instruction revenues.

The Company's Construction Division revenues increased to $20.5 million in 1996 from $19.2 million in 1995. The Company limited the number of new construction contracts that it undertook during 1996 in an effort to complete the implementation of new systems and the integration of new staff to properly position it for future growth.

The Company incurred a net operating loss for 1996 due primarily to a one-time, non-cash charge of $3.0 million representing compensation deemed to have been received by certain executive officers in connection with their purchase of shares of Golf Centers. Exclusive of the effects of this one-time charge, operating income would have decreased approximately $1.1 million in 1996 as compared to 1995. The $1.1 million decrease was primarily a result of increased operating expenses, which as a percentage of total revenues increased to 35.8% for 1996 from 25.5% during 1995. The increase in operating expenses for 1996 resulted primarily from operating the 10 newly acquired golf center facilities, which incur higher levels of operating expenses than the Company's other operations. In addition, the Company incurred additional costs attributable to the implementation of new systems and the expansion of its businesses.

The gross margin realized by the Construction Division increased to 16.6% for 1996 from 14.0% during 1995, due primarily to a differing mix of projects in process during 1996. Corporate administration costs increased to $3.5 million in 1996 from $3.1 million in 1995 due to planned systems upgrades and additions of personnel, together with the increased costs associated with operating the Company as a separate public company.

Interest income of $0.5 million in 1996 was primarily attributable to earnings on the unexpended proceeds from the Company's initial public offering which had been invested in short-term commercial paper instruments and repurchase agreements. Interest income for 1995 was not material to the Company's results of operations.

Prior to becoming a C Corporation upon the reorganization of the Company on August 1, 1996, the various entities that comprised its operations were S Corporations and therefore not subject to United States Federal and state income taxes. Prior to the reorganization, such entities generally paid only foreign income taxes. Accordingly, a pro forma income tax benefit has been included in the pro forma net income (loss) and pro forma net income (loss) per share amounts presented for the years ended December 31, 1996 and 1995 to show the effects on the Company's operations as if the relevant entities had been C Corporations for all of the years presented. The pro forma taxes reflect consideration of all permanent differences between book and tax income at the Company's estimated effective tax rate of 39%. Such pro forma taxes do not reflect a deduction for the $3.0 million non-cash charge in fiscal 1996, which was not deductible for Federal and state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

On August 1, 1996, Golden Bear closed an initial public offering of 2,484,000 shares of its Class A Common Stock and received net proceeds (after deducting underwriting discounts and offering costs) of approximately $35.2 million. The net proceeds, which had been fully expended by the Company as of December 31, 1997, were utilized for the following purposes, (i) approximately $13.6 million was used to fund the acquisition of golf centers, (ii) approximately $10.2 million was utilized for working capital purposes, (iii) approximately $9.0 million was used for capital improvements to the acquired golf center facilities and other capital expenditures, (iv) approximately $1.6 million was utilized to repay indebtedness incurred by the Company in connection with the acquisition of the Cool Springs Golf Center which had been funded by Jack Nicklaus and (v) approximately $0.8 million was used for the repayment of other indebtedness.

As of December 31, 1997 and 1996, the Company had working capital of $16.4 million and $20.6 million, respectively, along with cash and cash equivalents of $2.7 million and $16.5 million, respectively.

To provide for additional liquidity, the Company entered into a definitive credit agreement with a financial institution on September 26, 1997 for a $10 million revolving credit facility. Advances under such facility are used to finance the working capital requirements of the Company. The credit agreement provides for an initial term of two years. Borrowings under the facility are secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term indebtedness. At December 31, 1997, the outstanding balance of borrowings under the facility was approximately $8.9 million. The credit agreement contains customary conditions and covenants with respect to the conduct of the Company's business, including dividend payment limitations, and requires the maintenance of various financial ratios. Effective as of December 31, 1997, certain of the ratios associated with the financial covenants were amended by the financial institution, bringing the Company into compliance with all required financial covenants under the credit agreement as of that date.

To provide additional interim working capital financing to fund Paragon's continued growth, the Company entered into a second definitive credit agreement with this same lender on February 27, 1998 for an additional short-term $5 million revolving credit facility. Borrowings under the new facility are limited to a percentage of Paragon's eligible trade receivables and net costs and estimated earnings in excess of billings on uncompleted construction contracts, subject to certain limitations and stipulations as set forth in the credit agreement. The new credit agreement provides for a term of 90 days and borrowings thereunder bear interest at the greater of (i) the prime rate or (ii) the Federal Funds rate plus 1/2% per annum, payable at maturity. Outstanding borrowings are cross-collateralized with related indebtedness under the $10 million revolving credit facility previously provided to the Company by this same lender, whereby all advances payable to such lender are secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term debt.

In addition, the Company repaid outstanding indebtedness and terminated future availability under a previously existing revolving credit note. Such indebtedness was repaid in September 1997 using proceeds from the new $10 million credit facility. The Company also modified the terms of certain obligations previously incurred in connection with the acquisition of Oasis Golf Center. For further details regarding these and other transactions involving Company indebtedness, see Note 6 of the Consolidated Financial Statements included herein under Part II, Item 8.

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

The Company believes that its current cash position, together with availability under its new revolving credit facility and cash provided by operations will be sufficient to meet its operating needs through fiscal 1998. However, the acquisition or development of additional golf centers will be subject to obtaining additional financing. The Company is considering obtaining additional funds through various means, including public offerings or private placements of debt or equity securities. The Company may also finance acquisitions by entering into leasing arrangements or by utilizing seller financing with deferred payment terms which might reduce the initial up-front cash requirements on the part of the Company. Leasing arrangements and seller financing have previously been utilized by the Company to fund all or a portion of the purchase price associated with the acquisition of certain golf centers. There is no assurance that the Company will be able to obtain additional financing in a timely manner, on favorable terms, or at all. To the extent that the Company is not able to obtain additional funds, the Company may be required to delay or reduce its acquisition and expansion strategy.

CURRENCY FLUCTUATIONS

Although substantially all of the Company's contracts are denominated in United States dollars, fluctuations in the value of foreign currencies relative to the United States dollar could impact the Company's results of operations. A substantial portion of the revenues of the Company's overseas licensees are generated in foreign currencies and accordingly, fluctuations in the value of these currencies relative to the United States dollar could adversely affect the Company's profitability. Royalty payments received by the Company or by its JNAI equity investee relating to foreign licensing arrangements are generally based on the exchange rate at the time of payment. In addition, the Company's construction contracts outside of the United States are also generally denominated in United States dollars and accordingly, the effective cost to customers for construction services performed overseas will increase or decrease as foreign currencies fluctuate relative to the United States dollar, unless the Company changes its United States dollar prices to reflect the fluctuations in currency. Starting in fiscal 1997, the Company's JNAI joint venture entered into futures contracts to hedge its anticipated receipt of certain royalty payments denominated in Japanese Yen. Apart from these futures contracts on the part of JNAI which were not material to the Company's results of operations, the Company does not currently engage in hedging activities with respect to currency fluctuations, but may do so in the future. Furthermore, the Company has historically engaged in significant business activities in Japan and Asia. To the extent that markets in these geographic areas are volatile and unfavorably impact the Company's customers, such events could have an adverse effect on the Company's operations in the region going forward.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. SFAS No. 131 establishes standards for the reporting of operating segment information in both annual financial reports and interim financial reports issued to shareholders. Operating segments are components of an entity for which separate financial information is available and is evaluated regularly by the entity's chief operating management. Both statements require adoption in fiscal 1998.

YEAR 2000

The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to properly treat the Year 2000 issue may cause systems to process critical financial and operational information incorrectly.

The Company has evaluated the modifications required to ensure that its computer systems are Year 2000 compliant. Such modifications are not anticipated to be significant and the costs associated with such modifications will be expensed as incurred. In the opinion of management, the conversions required to comply with the Year 2000 issue are not expected to have a material effect on the Company's results of operations.

MARKET RISK

The Company is exposed to market risks, including changes in interest rates and currency exchange rates. Based on the Company's interest rate and foreign exchange rate exposure at December 31, 1997, a 10% change in the current interest rate or historical currency rate movements would not have a material effect on the Company's financial position or results of operations over the next fiscal year.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEX TO CONSOLDATED FINANCIAL STATEMENTS



                                                                                                                       PAGE
FINANCIAL STATEMENTS:
Report of Independent Certified Public Accountants...................................................................   21
Consolidated Balance Sheets as of December 31, 1997 and 1996.........................................................   22
Consolidated Statements of Operations for the Years
   Ended December 31, 1997, 1996 and 1995............................................................................   23
Consolidated Statements of Shareholders' Equity for the Years
   Ended December 31, 1997, 1996 and 1995............................................................................   24
Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1997, 1996 and 1995............................................................................   25
Notes to Consolidated Financial Statements...........................................................................   27

FINANCIAL STATEMENT SCHEDULE:
Schedule II - Valuation and Qualifying Accounts for the Years
   Ended December 31, 1997, 1996 and 1995............................................................................   55

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Golden Bear Golf, Inc.:

We have audited the accompanying consolidated balance sheets of Golden Bear Golf, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Bear Golf, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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



ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
   February 18, 1998 (except with respect
   to the matter discussed in Note 18, as
   to which the date is February 27, 1998).


                             GOLDEN BEAR GOLF, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                                                            DECEMBER 31,
                                                                                --------------------------------------
                                                                                      1997                 1996
                                                                                -----------------    -----------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                      $   2,711,014        $  16,477,420
   Accounts receivable, net of allowances of $2,460,266 in 1997
      and $540,806 in 1996                                                           13,787,145            5,352,224
   Due from International                                                               184,502              843,235
   Costs and estimated earnings in excess of billings on uncompleted contracts       11,462,323            3,341,500
   Inventory                                                                          2,445,465            1,953,857
   Prepaid expenses and other current assets                                            994,844              221,800
                                                                                -----------------    -----------------

           Total current assets                                                      31,585,293           28,190,036

PROPERTY AND EQUIPMENT, net                                                          28,355,232           18,347,927

INTANGIBLES AND OTHER ASSETS, net                                                     9,300,154            4,868,919
                                                                                -----------------    -----------------

           Total assets                                                           $  69,240,679        $  51,406,882
                                                                                =================    =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                               $   5,877,231        $   3,542,187
   Accrued liabilities                                                                7,264,307            1,871,915
   Billings in excess of costs and estimated earnings on uncompleted contracts           90,610              419,705
   Deferred revenue                                                                     689,816              449,515
   Current portion of notes payable and capital leases                                1,213,707            1,313,383
                                                                                -----------------    -----------------

           Total current liabilities                                                 15,135,671            7,596,705
                                                                                -----------------    -----------------

NOTES PAYABLE AND CAPITAL LEASES, net of current portion                             18,776,107            5,556,667
                                                                                -----------------    -----------------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 20,000,000 shares authorized,
     no shares issued and outstanding                                                       ---                  ---

   Common stock-
     Class A, $.01 par value, 70,000,000 shares authorized, 2,744,962 and
       2,744,812 shares issued and outstanding in 1997 and 1996, respectively             27,450              27,448
     Class B, $.01 par value, 10,000,000 shares authorized, 2,760,000
       shares issued and outstanding                                                      27,600              27,600
   Additional paid-in capital                                                         40,856,943          40,850,358
   Retained deficit                                                                   (5,583,092)         (2,651,896)
                                                                                -----------------    -----------------

           Total shareholders' equity                                                 35,328,901          38,253,510
                                                                                -----------------    -----------------

           Total liabilities and shareholders' equity                              $  69,240,679       $  51,406,882
                                                                                =================    =================

        The accompanying notes are an integral part of these statements.


                             GOLDEN BEAR GOLF, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------------
REVENUES:                                                            1997                1996               1995
                                                                ---------------     ---------------    ---------------
   Consumer Division-
     Golf centers, golf instruction and related revenues         $  20,925,725       $   6,992,240       $  4,522,234
     Licensing and other revenues                                    4,110,592           2,704,108          2,235,135
     Income from operations of JNAI                                  1,080,892           1,431,616          1,056,069
     Related party commissions and management fees                   1,870,735           1,924,913          1,790,523
                                                                ---------------     ---------------    ---------------
       Total Consumer Division                                      27,987,944          13,052,877          9,603,961

   Construction Division                                            39,755,343          20,454,052         19,177,460
                                                                ---------------     ---------------    ---------------

       Total revenues                                               67,743,287          33,506,929         28,781,421
                                                                ---------------     ---------------    ---------------

OPERATING COSTS AND EXPENSES:
   Construction and shaping costs                                   32,107,305          17,052,253         16,500,035
   Operating expenses                                               30,730,112          11,994,477          7,326,740
   Compensation recorded on sale of shares to management                   ---           3,000,000                ---
   Corporate administration                                          5,257,947           3,479,181          3,121,257
   Depreciation and amortization                                     2,846,006             485,362            233,041
                                                                ---------------     ---------------    ---------------
       Total operating costs and expenses                           70,941,370          36,011,273         27,181,073
                                                                ---------------     ---------------    ---------------

       Income (loss) from operations                                (3,198,083)         (2,504,344)         1,600,348
                                                                ---------------     ---------------    ---------------

OTHER INCOME (EXPENSE):
   Interest income                                                     289,201             525,388             37,166
   Interest expense                                                 (1,120,148)           (210,226)           (25,255)
   Other                                                              (273,883)              6,568            (12,954)
                                                                ---------------     ---------------    ---------------
       Total other income (expense)                                 (1,104,830)            321,730             (1,043)
                                                                ---------------     ---------------    ---------------

       Income (loss) before income taxes                            (4,302,913)         (2,182,614)         1,599,305

PROVISION (BENEFIT) FOR INCOME TAXES                                (1,371,717)            247,919            365,430
                                                                ---------------     ---------------    ---------------

       Net income (loss)                                         $  (2,931,196)         (2,430,533)         1,233,875
                                                                ===============

PRO FORMA INCOME TAX BENEFIT (Note 1)                                                     (127,331)          (135,080)
                                                                                    ---------------    ---------------

       Pro forma net income (loss) (Note 1)                                          $  (2,303,202)      $  1,368,955
                                                                                    ===============    ===============

EARNINGS PER SHARE - BASIC AND DILUTED:

       Net loss per share                                        $       (0.53)
                                                                ===============

       Pro forma net income (loss) per share                                         $       (0.57)      $       0.46
                                                                                    ===============    ===============

Weighted average common shares outstanding                           5,505,200           4,040,378          3,000,000
                                                                ===============     ===============    ===============

        The accompanying notes are an integral part of these statements.


                             GOLDEN BEAR GOLF, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                         CLASS A         CLASS B        ADDITIONAL         RETAINED
                                          COMMON          COMMON         PAID-IN           EARNINGS
                                          STOCK           STOCK          CAPITAL          (DEFICIT)           TOTAL
                                        -----------     -----------    -------------     -------------     -------------

BALANCE, December 31, 1994              $    2,400       $  27,600       $  840,000       $  (614,384)       $  255,616

Divisional transfers to International          ---             ---              ---          (459,173)         (459,173)

Net income                                     ---             ---              ---         1,233,875         1,233,875
                                        -----------     -----------    -------------     -------------     -------------

BALANCE, December 31, 1995                   2,400          27,600          840,000           160,318         1,030,318

Sale of shares to management                   ---             ---        1,500,000               ---         1,500,000

Compensation recorded on sale
   of shares to management                     ---             ---        3,000,000               ---         3,000,000

Initial public offering, net                24,840             ---       35,177,574               ---        35,202,414

Exercise of stock options                      208             ---          332,784               ---           332,992

Divisional transfers to International
   prior to initial public offering            ---             ---              ---          (381,681)         (381,681)

Net loss                                       ---             ---              ---        (2,430,533)       (2,430,533)
                                        -----------     -----------    -------------     -------------     -------------

BALANCE, December 31, 1996                  27,448          27,600       40,850,358        (2,651,896)       38,253,510

Repurchase and retirement of
   common stock                                (30)            ---          (43,783)              ---           (43,813)

Exercise of stock options                       32             ---           50,368               ---            50,400

Net loss                                       ---             ---              ---        (2,931,196)       (2,931,196)
                                        -----------     -----------    -------------     -------------     -------------

BALANCE, December 31, 1997               $  27,450       $  27,600      $40,856,943       $(5,583,092)      $35,328,901
                                        ===========     ===========    =============     =============     =============

        The accompanying notes are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                1997                1996               1995
                                                                ---------------     ---------------    ---------------
   Net income (loss)                                             $  (2,931,196)      $  (2,430,533)      $  1,233,875
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                  2,846,006             485,362            233,041
      Provision for uncollectible accounts                           2,174,718              45,870             98,046
      Compensation recorded on sale of shares to management                ---           3,000,000                ---
      Changes in assets and liabilities:
         Accounts receivable                                       (10,609,639)           (669,633)        (3,271,756)
         Due from International                                        658,733            (196,089)          (617,057)
         Costs and estimated earnings in excess of billings
            on uncompleted contracts                                (8,120,823)         (2,675,162)          (472,161)
         Inventory                                                    (491,608)         (1,923,621)           (30,236)
         Prepaid expenses and other current assets                    (773,044)            (59,549)            79,074
         Intangibles and other assets                                 (737,344)           (399,507)            70,783
         Deferred tax asset                                         (1,748,202)                ---                ---
         Accounts payable                                            2,335,044             (52,049)         2,993,965
         Accrued liabilities                                         5,392,392             764,715            536,410
         Billings in excess of costs and estimated earnings
            on uncompleted contracts                                  (329,095)           (183,285)          (226,802)
         Deferred revenue                                              240,301            (240,200)          (168,304)
                                                                ---------------     ---------------    ---------------

           Net cash provided by (used in) operating activities     (12,093,757)         (4,533,681)           458,878
                                                                ---------------     ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of golf centers                                      (1,515,236)        (15,036,093)               ---
   Capital expenditures, net                                        (7,017,869)         (2,976,002)          (179,514)
                                                                ---------------     ---------------    ---------------

           Net cash used in investing activities                    (8,533,105)        (18,012,095)          (179,514)
                                                                ---------------     ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from initial public offering, net                              ---          35,202,414                ---
   Proceeds from sale of shares to management                              ---           1,500,000                ---
   Proceeds from exercise of stock options                              50,400             332,992                ---
   Proceeds from note payable - shareholder                                ---           1,625,000                ---
   Repayment of note payable - shareholder                                 ---          (1,625,000)               ---
   Proceeds from notes payable                                             ---           1,800,000                ---
   Payments on notes payable and capital leases                     (1,192,565)           (453,515)           (62,975)
   Proceeds from revolving credit facilities, net                    8,046,434             675,976            150,000
   Divisional transfers to International                                   ---            (381,681)          (459,173)
   Repurchase and retirement of common stock                           (43,813)                ---                ---
                                                                ---------------     ---------------    ---------------

           Net cash provided by (used in) financing activities       6,860,456          38,676,186           (372,148)
                                                                ---------------     ---------------    ---------------

           Net increase (decrease) in cash and cash equivalents   (13,766,406)          16,130,410           (92,784)

CASH AND CASH EQUIVALENTS, beginning of year                        16,477,420             347,010            439,794
                                                                ---------------     ---------------    ---------------

CASH AND CASH EQUIVALENTS, end of year                           $   2,711,014       $  16,477,420       $    347,010
                                                                ===============     ===============    ===============

                                   (CONTINUED)

                                              GOLDEN BEAR GOLF, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)


                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                ------------------------------------------------------
                                                                     1997                1996               1995
                                                                ---------------     ---------------    ---------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   OPERATING AND INVESTING ACTIVITIES:
      Compensation recorded on sale of shares to management     $           --       $   3,000,000     $        --
      Golf center acquisitions accounted for as capital leases  $           --       $   2,465,757     $        --
      Notes payable issued in acquisition of golf centers       $    3,074,000       $   1,700,000     $        --
      Deferred profit participation obligation issued in
         connection with acquisition of golf center             $           --       $     419,097     $        --
      Acquisitions of equipment and furniture accounted for
         as capital leases                                      $    2,054,152       $          --     $        --
      Notes payable issued in acquisition of equipment          $    1,137,743       $          --     $        --

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
      Cash paid for interest                                    $      938,012       $     210,226     $    24,962
      Cash paid for income taxes                                $      376,485       $     201,835     $    57,500


        The accompanying notes are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of Golden Bear Golf, Inc. and its subsidiaries ("Golden Bear" or the "Company"). All significant intercompany accounts and transactions have been eliminated. In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current year. As part of an organizational restructuring, the operations and financial activity associated with the Company's former Golf and Marketing Divisions have been consolidated into a new Consumer Division.

Golden Bear was formed on June 7, 1996 to enter into an exchange agreement which was consummated on August 1, 1996 upon the closing of an initial public offering of Golden Bear's Class A Common Stock. Parties to the plan of reorganization included, among others, Golden Bear's affiliates, Golden Bear Golf Centers, Inc. ("Golf Centers"), Paragon Construction International, Inc. ("Paragon") (collectively, the "Constituent Companies") and Golden Bear International, Inc. ("International"), a privately owned company controlled by Jack Nicklaus. Pursuant to the exchange agreement, Golden Bear acquired all of the outstanding common stock of the Constituent Companies in exchange for an aggregate of 1,668,000 shares of its Class A and Class B Common Stock. In addition, Golden Bear acquired certain assets and assumed certain liabilities of International in exchange for 1,332,000 shares of Class B Common Stock. The transaction was accounted for on a historical cost basis in a manner similar to a pooling of interests as Golden Bear and the Constituent Companies had common stockholders and management. Therefore, the financial statements of Golden Bear and the Constituent Companies for all periods prior to the reorganization are presented in a combined format.

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

The Company licenses the brand names of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR, develops and conducts golf instruction, and manages the personal endorsement services provided by Jack Nicklaus. The Company is generally entitled to approximately 20% - 30% of all revenues received by Jack Nicklaus for personal endorsement services with various companies. The Company also received a 10% management fee based on the golf course design fees received by International through December 31, 1997. See Note 13.

International is primarily involved in golf course design and consulting, along with the development of residential communities and daily fee golf courses.

The financial statements attributable to the operations acquired from International for all periods prior to the reorganization, which are included in the accompanying Consolidated Financial Statements, have been prepared from the books and records of International. As such, the consolidated statements of operations include allocations of expenses between the operations acquired from International and the other divisions of International which are material in amount. Such expenses include allocations for corporate overhead, payroll, facilities, administration and other overhead which were allocated to the Company using a proportional cost method of allocation because specific identification of such expenses was not practicable. Management believes that such allocations are representative of the respective stand-alone expenses based on the operations acquired from International, and are further supported by agreements that were entered into in connection with the reorganization of the Company. The equity of the Company includes transfers to International, representing cash generated by the Company that was used in other operations of International. In the opinion of management, the results of operations and cash flows of the operations acquired from International are properly reflected in the accompanying Consolidated Financial Statements.

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid investment instruments with a maturity of three months or less when purchased. Such investments, totaling $0 and $13.9 million at December 31, 1997 and 1996, respectively, are comprised primarily of interest bearing short-term commercial paper and repurchase agreements.

ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION

GOLF CENTERS

Revenues attributable to the operations of the Company's golf instruction and practice facilities include practice range fees, miniature golf fees, batting cage fees, lessons, food and beverage operations, and retail merchandise sales. Such revenues are recognized concurrent with the time the services or products are provided.

Revenues also include franchise fees and royalty fees received from franchisees. Franchise fees relate to the establishment of the golf centers and royalty fees relate to the providing of assistance by Golf Centers with marketing, training and other operational issues. Accordingly, franchise fees are recognized as revenue when substantially all such services required under the development agreement have been performed. Royalty fees are based upon franchisees' adjusted gross revenues, as defined, and are recognized as revenues when earned. Deferred revenue includes franchise fees due or collected in excess of amounts earned of $30,000 and $86,275 as of December 31, 1997 and 1996, respectively.

PARAGON

Paragon records profits on long-term construction and shaping contracts using the percentage-of-completion method, measured primarily by the actual physical progress towards completion on each contract. This method is used as management considers work performed and costs incurred to be the best available measures of progress on these contracts. Provision for estimated losses on uncompleted contracts are made in the period in which the Company determines that such losses are probable. To the extent that the Company underestimates the remaining cost to complete a project, it may overstate the revenues and profit in a particular period. In addition, Paragon's construction contracts generally provide for warranties that obligate Paragon to remedy certain construction defects that may arise in the ordinary course of providing such construction services. Such warranties, which are customary in the construction industry, are usually effective for a period of one year from the completion date of the respective projects. Furthermore, a portion of Paragon's revenues and earnings are generated through fixed priced contracts for the construction of golf courses. Such fixed price contracts may expose the Company to the risks of cost overruns and inflation as well as credit risks associated with the customer.

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

During 1997, the Company did not have sales to any individual unaffiliated customer in excess of 10% of its consolidated revenues for the year. However, during 1996, revenues from two unaffiliated customers of Paragon, SEG Hangzhou Development Corporation ("SEG") and Aspen Glen Golf Company ("Aspen") comprised approximately 24% of the Company's total consolidated revenues. Accounts receivable at December 31, 1996 included $599,531 due from SEG and $874,209 due from Aspen.

OPERATIONS ACQUIRED FROM INTERNATIONAL

Fees received for golf management services are generally received and recorded over the life of the related contracts. Golf academy and golf instruction revenues are recognized concurrent with the time the services are rendered. License revenue is recognized over the term of the underlying license agreement, generally from five to ten years. Revenues attributable to strategic marketing agreements are recognized over the contract period as the goods and services required thereunder are provided.

Revenues attributable to personal endorsement fees are recognized as Jack Nicklaus becomes entitled to receive such fees and the commissions on marketing golf course design services are recognized as International receives its design fees. International generally receives deposits ranging from 10% to 50% for its design services. The remaining design fee is received in installments over the period of the design contract.

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

In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets, including certain identifiable intangibles, and the goodwill related to those assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. The Company continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its long-lived assets or whether the remaining balance of such long-lived assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets in measuring their recoverability.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, inventory, prepaid expenses and other current assets, accounts payable, accrued liabilities, billings in excess of costs and estimated earnings on uncompleted contracts, deferred revenue, together with notes payable and capital leases are reflected in the accompanying Consolidated Financial Statements at cost which approximates fair value. The estimated fair value of fixed rate indebtedness at December 31, 1997 was approximately $7.2 million, which approximates the carrying value. The estimated fair value of such indebtedness was determined based on the expected future payments discounted at risk adjusted rates for debt of similar terms and remaining maturities.

MARKET RISK

The Company is exposed to market risks, including changes in interest rates and currency exchange rates. Based on the Company's interest rate and foreign exchange rate exposure at December 31, 1997, a 10% change in the current interest rate or historical currency rate movements would not have a material effect on the Company's financial position or results of operations over the next fiscal year.

DEBT ISSUE COSTS

Debt issue costs have been deferred and are amortized using the straight-line method over the term of the related indebtedness of 24 months.

DEFERRED INCOME TAXES

Included in intangibles and other assets on the accompanying Consolidated Balance Sheet as of December 31, 1997 is a net deferred income tax asset of $1,748,202, comprised primarily of the unrealized net operating loss carryforwards generated by the operating loss incurred for fiscal 1997. Management believes the Company will generate sufficient taxable income in future periods to absorb such net operating loss carryforwards and that it is more likely than not that the net deferred tax asset as of December 31, 1997 will be realized. Accordingly, no valuation allowance was established against the net deferred tax asset as of such date. See Note 9.

PRO FORMA INCOME TAXES

Prior to becoming a C Corporation upon the reorganization of the Company on August 1, 1996, Golf Centers and Paragon were S Corporations for Federal and state income tax reporting purposes and International was also an S Corporation. As S corporations prior to the reorganization, Golf Centers, Paragon and International have historically only paid foreign income taxes and have not paid United States Federal and state income taxes. Accordingly, pro forma income taxes have been reflected in the pro forma net income (loss) and pro forma net income (loss) per share data presented in the accompanying Consolidated Statements of Operations to show the effects on the Company's operations as if the relevant entities had been C Corporations during all of the years presented. The pro forma taxes reflect consideration of all permanent differences between book and tax income at the Company's estimated effective tax rate of 39%. See
Note 9.

EARNINGS PER SHARE

In 1997, the FASB issued SFAS No. 128, "Earnings per Share," which among other changes, requires that basic earnings per share be computed without regard to any outstanding common equivalent shares. Earnings per share in the accompanying Consolidated Statements of Operations is computed by dividing the net loss or pro forma net income (loss) by the weighted average common shares outstanding for the respective years. Diluted earnings per share as computed under SFAS No. 128 includes the effects of common stock equivalents, including the dilutive effect of all outstanding stock options using the treasury stock method. Diluted earnings per share does not differ from the basic earnings per share amounts presented in the accompanying Consolidated Statements of Operations.

ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which is required to be adopted in 1998. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (i) classify items of other comprehensive income by their nature in financial statements and (ii) display the accumulated balance of other comprehensive income separately from retained deficit and additional paid-in capital in the equity section of the balance sheets. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is required to be adopted in fiscal 1998. This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments including, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company does not believe that the adoption of SFAS No. 131 will have a significant effect on its financial statements.

2.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted construction and shaping contracts consist of the following for contracts recognized under the percentage-of-completion method of accounting:

                                                                           DECEMBER 31,
                                                               -------------------------------------
                                                                    1997                 1996
                                                               ----------------     ----------------

      Costs incurred on uncompleted contracts                    $  32,470,873        $  23,604,746
      Estimated earnings                                             7,175,348            2,446,337
                                                               ----------------     ----------------

                                                                    39,646,221           26,051,083
      Less billings to date                                         28,274,508           23,129,288
                                                               ----------------     ----------------

                                                                 $  11,371,713        $   2,921,795
                                                               ================     ================

The amounts associated with costs and estimated earnings on uncompleted construction and shaping costs are included in the accompanying Consolidated
Balance Sheets under the following captions:

                                                                           DECEMBER 31,
                                                               -------------------------------------
                                                                    1997                 1996
                                                               ----------------     ----------------
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                        $  11,462,323        $   3,341,500

      Billings in excess of costs and estimated
        earnings on uncompleted contracts                              (90,610)            (419,705)
                                                               ----------------     ----------------

                                                                 $  11,371,713        $   2,921,795
                                                               ================     ================

Construction contract revenues included in the accompanying Consolidated
Statements of Operations consist of the following:

                                                     YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------
                                          1997                 1996                 1995
                                    -----------------    -----------------    -----------------

      Completed contracts           $      4,348,929      $    13,182,139     $      4,255,046
      Uncompleted contracts               35,406,414            7,271,913           14,922,414
                                    -----------------    -----------------    -----------------

                                     $    39,755,343      $    20,454,052     $     19,177,460
                                    =================    =================    =================

The construction and shaping costs associated with construction contract revenues included in the accompanying Consolidated Statements of Operations consist of the following:

                                                     YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------
                                          1997                 1996                 1995
                                    -----------------    -----------------    -----------------

      Completed contracts           $      6,115,177      $    11,655,967     $      3,391,505
      Uncompleted contracts               25,992,128            5,396,286           13,108,530
                                    -----------------    -----------------    -----------------

                                    $     32,107,305      $    17,052,253     $     16,500,035
                                    =================    =================    =================


3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                           DECEMBER 31,
                                                               -------------------------------------
                                                                    1997                 1996
                                                               ----------------     ----------------

      Land                                                       $   1,918,000        $   1,918,000
      Buildings and leasehold improvements                          19,104,251           12,293,099
      Equipment, furniture and fixtures                             11,000,073            3,443,209
                                                               ----------------     ----------------

                                                                    32,022,324           17,654,308
      Construction in progress                                         350,856            2,329,931
                                                               ----------------     ----------------

                                                                    32,373,180           19,984,239
      Less accumulated depreciation and amortization                (4,017,948)          (1,636,312)
                                                               ----------------     ----------------

                                                                 $  28,355,232        $  18,347,927
                                                               ================     ================

4.  INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

                                                                           DECEMBER 31,
                                                               -------------------------------------
                                                                    1997                 1996
                                                               ----------------     ----------------

      Costs in excess of tangible net assets acquired            $   6,873,030        $   4,126,000
      Deferred income taxes, net                                     1,748,202                  ---
      Investment in JNAI                                               289,496              328,604
      Debt issue costs                                                 382,204                  ---
      Deposits                                                         371,698              120,000
      Other                                                            105,100              380,123
                                                               ----------------     ----------------

                                                                     9,769,730            4,954,727
      Less accumulated amortization                                   (469,576)             (85,808)
                                                               ----------------     ----------------

                                                                 $   9,300,154        $   4,868,919
                                                               ================     ================

5.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                           DECEMBER 31,
                                                               -------------------------------------
                                                                    1997                 1996
                                                               ----------------     ----------------

      Payroll and related costs                                  $   1,101,346     $        312,369
      Foreign taxes                                                    266,214              266,214
      Construction related job costs                                 4,062,702                  ---
      Other                                                          1,834,045            1,293,332
                                                               ----------------     ----------------

                                                                 $   7,264,307        $   1,871,915
                                                               ================     ================


6.  NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consist of the following:

                                                                                     DECEMBER 31,
                                                                         --------------------------------------
                                                                               1997                 1996
                                                                         -----------------    -----------------
      Note payable to financial institution, due in monthly principal installments of $10,000 plus interest at prime + 3/4%, with
         balloon payment due at maturity in August, 2003                   $   1,640,000        $   1,760,000

      Notes payable to sellers of golf centers, with interest generally
         ranging up to prime + 1 1/4%, maturing through June, 2004(1)          3,780,723            1,367,008

      Capital lease obligations secured by certain golf center facilities,
         maturing through April, 2025                                          2,424,751            2,454,457

      Deferred profit participation obligation, payable quarterly,
         discounted at an effective rate of 9%, matures December, 2006           398,940              419,097

      Capital lease obligations secured by equipment and furniture,
         maturing through September, 2002(2)                                   1,804,047                  ---

      Revolving credit facility with a bank, with interest at prime
         payable quarterly, matures in September, 1999(3)                      8,872,410                  ---

      Revolving credit note with a bank, with interest at 8 1/2%
         payable monthly, repaid in September, 1997(4)                               ---              825,976

      Notes payable, with principal and interest ranging from 8 3/4% to
         10 3/4% payable monthly, maturing through December, 2002(5)           1,068,943                  ---

      Secured credit note, with principal and interest at 9 1/2%
         payable monthly, matured in July, 1997                                      ---               43,512
                                                                         -----------------    -----------------

                                                                              19,989,814            6,870,050
      Less current portion                                                    (1,213,707)          (1,313,383)
                                                                         -----------------    -----------------

                                                                          $   18,776,107        $   5,556,667
                                                                         =================    =================

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

     In December 1996, the Company issued a note payable for $350,000 in connection with the purchase of MacDivott's Golf Center. The note is secured by certain property and equipment of the golf center and bears interest at prime + 1/2% payable quarterly, with the entire principal due in December 1999. In August 1997, the Company purchased a mini-golf facility located adjacent to MacDivott's Golf Center and issued a promissory note for $175,000 in connection with such acquisition. The promissory note is secured by certain property and equipment of the mini-golf facility and requires quarterly principal payments of $6,250 plus interest at prime + 1%. Based on such required quarterly payments, the note will be fully amortized in June 2004. The outstanding principal balance on the note was $162,500 at December 31, 1997. See Note 14.

(1) In January 1997, the Company incurred certain secured indebtedness aggregating approximately $2.1 million in connection with the purchase of Oasis Golf Center. In August 1997, the Company repaid a $200,000 non-interest bearing installment due on such indebtedness and in September 1997, the Company made another $200,000 payment and modified the terms of the remaining obligations. The remaining obligations were consolidated into a $1.8 million promissory note requiring monthly payments of principal and interest at prime + 1 1/4% calculated on a ten year amortization schedule. In addition to such recurring monthly installments, the Company is also obligated to make additional annual $50,000 principal payments in September of each year through 2002 at which time any remaining outstanding principal is payable in a balloon payment. The outstanding principal balance on the note was $1.8 million at December 31, 1997. See Note 14.

     In February 1997, the Company issued a note payable for $800,000 in connection with the purchase of Caddy-Shack Golf Dome. The note is secured by certain property and equipment of the golf center and requires quarterly payments of $38,820 representing the amortization of principal and interest at 9%. Based on such required quarterly payments, the note will be fully amortized in March 2004. The outstanding principal balance on the note was $736,123 at December 31, 1997. See Note 14.

(2) During the period May through October of 1997, the Company acquired certain construction equipment, office furniture and phone systems equipment by entering into financing arrangements that were accounted for as capital leases. Such capital lease obligations have terms of up to five years and require monthly payments representing principal and interest at rates ranging from 9% to 9.6%.

(3) In September 1997, the Company entered into a definitive credit agreement with a bank for a $10 million revolving credit facility to be used to finance the working capital required to fund the Company's continued growth as well as for general corporate purposes. The credit agreement provides for a term of two years. Outstanding borrowings, which bear interest at the prime rate payable quarterly, are secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term debt. See Note 18.

(4) In September 1997, the Company repaid outstanding borrowings and terminated future availability under a previously existing revolving credit note. The borrowings were repaid using proceeds from the new $10 million revolving credit facility that the Company entered into in September 1997.

(5) During the period June through December of 1997, the Company financed the purchase of certain construction equipment and vehicles by issuing notes payable secured by the assets purchased. Such notes payable have terms of up to five years and require monthly payments representing principal and interest at rates ranging from 8 3/4% to 10 3/4%.

In addition to the foregoing indebtedness, the Company also had indebtedness that originated and was repaid in full during 1996. In June 1996, Jack Nicklaus advanced the Company $1.625 million and the Company issued a note payable to Jack Nicklaus for such amount. The proceeds were used to fund the Cool Springs Golf Center acquisition. See Note 14. The note payable was repaid in full in August 1996 from the proceeds of the initial public offering.

The credit agreement for the $10 million revolving credit facility contains customary conditions and covenants with respect to the conduct of the Company's business, including dividend payment limitations, and requires the maintenance of various financial ratios. Effective as of December 31, 1997, certain of the ratios associated with the financial covenants were amended by the financial institution, bringing the Company into compliance with all required financial covenants as of that date.

The following table sets forth the future minimum lease payments under capital lease obligations and the future minimum payments required under the deferred profit participation obligation, together with the present value of the net minimum lease payments and profit participation payments, as of December 31, 1997.

                                                                                     DEFERRED PROFIT
                                                                CAPITAL LEASE         PARTICIPATION
      Years ending December 31:                                  OBLIGATIONS           OBLIGATION
                                                               ----------------     ------------------

      1998                                                     $       787,284       $       64,000
      1999                                                             788,745               64,000
      2000                                                             776,907               64,000
      2001                                                             723,522               64,000
      2002                                                             450,920               64,000
      Thereafter                                                     4,237,597              272,000
                                                               ----------------     ------------------

      Total minimum payments                                         7,764,975              592,000
      Less amounts representing interest(1)                         (3,536,177)            (193,060)
                                                               ----------------     ------------------

      Present value of minimum payments                          $   4,228,798        $     398,940
                                                               ================     ==================

(1) Represents amounts necessary to reduce the net minimum payments to present value calculated at the Company's estimated incremental borrowing rate at the inception of the respective obligations.

The aggregate maturities of notes payable and borrowings under the revolving credit facility were as follows, at December 31, 1997:

                                                                MATURITIES OF
      Years ending December 31:                                 INDEBTEDNESS
                                                               ----------------

      1998                                                       $     769,462
      1999                                                           9,999,321
      2000                                                             692,761
      2001                                                           1,294,191
      2002                                                           1,347,182
      Thereafter                                                     1,259,159
                                                               ----------------

                                                                 $  15,362,076
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

There are certain restrictions with respect to the transfer of Class B Common Stock. All of the shares of Class B Common Stock are held by Nicklaus family members or by entities controlled by or established for the benefit of such members ("Nicklaus Family Members"). If a holder of Class B Common Stock transfers such shares, whether by sale, assignment, gift, bequest, appointment or otherwise, to a person other than a Nicklaus Family Member, such shares will be converted automatically into shares of Class A Common Stock.

Class A Common Stock has no conversion rights. Class B Common Stock is convertible into unregistered shares of Class A Common Stock, in whole or in part, at any time and from time to time at the option of the holder, on the basis of one share of Class A Common Stock for each share of Class B Common Stock converted.

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

8.  OPERATIONS OF JNAI

The apparel licensing activities of the Company in the Far East are conducted through Jack Nicklaus Apparel International ("JNAI") and its various partnerships. The Company serves as a 50% general partner and is generally entitled to receive 50% of the cash distributions of the various partnerships' operations. The Company's investment in JNAI is recorded on the equity method.

The following is a condensed summary of the operating results of JNAI:

                                                                  FOR THE YEARS ENDED NOVEMBER 30,
                                                        -----------------------------------------------------
                                                            1997                1996               1995
                                                        --------------     ---------------    ---------------

      Licensing revenues                                $   2,927,236       $   3,929,392      $   3,820,125
      Operating expenses                                      755,052             818,877          1,095,232
      Provision for income taxes                               10,400             247,283            644,882
                                                        ==============     ===============    ===============
      Net income                                        $   2,161,784       $   2,863,232      $   2,080,011
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

The Company files a consolidated Federal income tax return which includes the operations of the Company and its subsidiaries. Prior to the reorganization of the Company on August 1, 1996, the respective entities comprising the current Company were S Corporations for Federal income tax reporting purposes, and therefore not subject to Federal income taxes.


9.  INCOME TAXES - (CONTINUED)

The components of the provision for income taxes for the respective fiscal years consisted of the following:

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------------
                                                            1997                1996               1995
                                                        --------------     ---------------    ---------------

      Current:
         State                                            $   145,363        $     64,474       $       ---
         Foreign                                              231,122             183,445            365,430
      Deferred:
         Federal                                           (1,605,816)           (515,282)               ---
         State                                               (142,386)            (23,718)               ---
      Change in valuation allowance                               ---             539,000                ---
                                                        --------------     ---------------    ---------------

      Provision (benefit) for income taxes               $ (1,371,717)      $    247,919       $    365,430
                                                        ==============     ===============    ===============

A reconciliation of the statutory Federal income tax rate to the Company's effective tax rate for the respective fiscal years is shown below:

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                        -----------------------------------------------------
                                                            1997                1996               1995
                                                        --------------     ---------------    ---------------

Statutory Federal income tax rate                         (34.0)%            (34.0)%              ---%
Non-deductible expenses                                     2.1                1.8                ---
State income taxes                                          ---                2.9                ---
Foreign income taxes                                        ---                8.5               22.8
Change in valuation allowance                               ---               (9.1)               ---
Tax rate on pre- C Corporation earnings                     ---               42.2                ---
Other, net                                                  ---               (0.9)               ---
                                                        --------------     ---------------    ---------------

Effective tax rate                                        (31.9)%             11.4%              22.8%
                                                        ==============     ===============    ===============


9.  INCOME TAXES - (CONTINUED)

The net deferred income tax asset is comprised of the following:

                                                                  DECEMBER 31,
                                                        ----------------------------------
                                                            1997                1996
                                                        --------------     ---------------
      Deferred income tax assets:
         Allowance for doubtful accounts                  $   802,738        $    211,000
         Tax basis capitalized costs                          132,413              52,000
         Tax basis in property and equipment
            in excess of book basis                            82,533              68,000
         Accruals not currently deductible                     71,114              47,000
         Net operating loss carryforwards                     931,535             286,000
         Foreign tax credit carryforwards                     368,027             112,000
                                                        --------------     ---------------

                                                            2,388,360             776,000
                                                        --------------     ---------------
      Deferred income tax liabilities:
         Book basis in intangible assets over tax basis         7,526               7,000
         Book basis of investment in JNAI
            over tax basis                                    118,367             223,000
         Deferred revenue                                     (24,735)              7,000
                                                        --------------     ---------------

                                                              101,158             237,000
                                                        --------------     ---------------

      Net deferred income tax asset                         2,287,202             539,000

      Valuation allowance                                    (539,000)           (539,000)
                                                        --------------     ---------------

                                                          $ 1,748,202        $       ---
                                                        ==============     ===============

At December 31, 1997, the Company had available Federal net operating loss carryforwards of approximately $2.6 million which expire in the year 2012, along with approximately $368,027 of foreign tax credit carryforwards which expire in 2002.

In assessing the realizability of deferred tax assets, management must consider whether is is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 1996, the Company provided a valuation allowance to offset the entire net deferred tax asset due to uncertainty surrounding the future realization of such deferred tax assets. Since the Company's initial public offering was completed on August 1, 1996, the Company had only limited historical experience operating as a public company as of December 31, 1996. Additionally, the Company's consolidated operations were not expected to generate profitable results in the early part of fiscal 1997. Accordingly, management established a valuation reserve against the net deferred tax asset outstanding as of December 31, 1996. As of December 31, 1997, management believes that the Company will generate sufficient taxable income in future periods to absorb the net operating loss and foreign tax credit carryforwards, and that it is more likely than not that other components of the net deferred tax asset outstanding as such date will be realized. Accordingly, no additional provisions to the valuation allowance were recorded for the fiscal year ended December 31, 1997. The Company will adjust the valuation allowance in the period management determines it is more likely than not that components of the net deferred tax asset will or will not be realized.

10.  STOCK OPTIONS

A total of 675,000 shares of the Company's Class A Common Stock may be issued under the Golden Bear 1996 Stock Option Plan ("Option Plan"), which was adopted in July 1996. Options under the Option Plan are granted at an exercise price equal to the fair market value of the Class A Common Stock at the date of grant and generally have a term of ten years from the date of grant. Such options generally become fully vested five years from the grant date although certain options granted to employees on December 31, 1997 are exercisable one year after the date of grant and the options granted to Jack Nicklaus pursuant to his employment agreement with the Company vest immediately upon being granted.

A summary of stock option  transactions  for the fiscal years ended  December 31, 1997 and 1996 is set forth in the table below.

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------
                                                             1997                               1996
                                                  ---------------------------        ----------------------------
                                                                  WEIGHTED                           WEIGHTED
                                                                   AVERAGE                             AVERAGE
                                                                   EXERCISE                           EXERCISE
                                                    SHARES          PRICE              SHARES           PRICE
                                                  ------------    -----------        ------------    ------------
Options outstanding at beginning of year              383,688         $ 16.00                ---          $   ---
Granted                                               383,150         $  9.92            404,500          $ 16.00
Exercised                                              (3,150)        $ 16.00            (20,812)         $ 16.00
Canceled                                              (93,538)        $ 15.36                ---              ---
                                                  ------------                       ------------
Options outstanding at end of year                    670,150         $ 12.61            383,688          $ 16.00
                                                  ============                       ============

Options exercisable at year-end                       122,600         $ 13.28             16,688          $ 16.00
                                                  ============                       ============

Options available for future grants                       ---                            270,500
                                                  ============                       ============

The following table summarizes information about outstanding and exercisable stock options at December 31, 1997.

                                                  OUTSTANDING                                EXERCISABLE
                                 ----------------------------------------------      ----------------------------
                                                   WEIGHTED
                                                    AVERAGE         WEIGHTED                         WEIGHTED
                                                   REMAINING         AVERAGE                           AVERAGE
EXERCISE PRICE OR RANGE                           CONTRACTUAL        EXERCISE                         EXERCISE
   OF EXERCISE PRICES              SHARES        LIFE (YEARS)         PRICE            SHARES           PRICE
----------------------------     -----------     --------------     -----------      ------------    ------------
$  8.00                             185,550               10.00        $   8.00           ---          $   ---
$10.63 - $11.50                     137,600                8.94         $ 11.00        65,000          $ 10.88
$12.75                               30,000                9.81         $ 12.75           ---          $   ---
$16.00                              317,000                8.59         $ 16.00        57,600          $ 16.00
                                 ===========                                         =========
                                    670,150                9.11         $ 12.61       122,600          $ 13.28
                                 ===========                                         =========

In connection with his employment agreement with the Company, Jack Nicklaus is entitled to receive options to purchase 65,000 shares of Class A Common Stock each year for a period of four years, commencing on August 1, 1997. Such options, which are issued with an exercise price equal to the fair market value of the Class A Common Stock on the date of grant, are immediately exercisable upon grant and expire in 2006.

The Option Plan also provides for options to be granted to each non-employee director of Golden Bear on the first business day following the annual meeting of shareholders of the Company. Each non-employee director is granted options for the purchase of 1,000 shares of Class A Common Stock with an exercise price equal to the fair market value of the Class A Common Stock on the date of grant, which expire 10 years from the date of grant.

The Option Plan is administered by the Compensation Committee of the Company's Board of Directors which is authorized to determine the provisions of future grants, including selecting the recipients, exercise price, terms and vesting schedules for such options.

The Company applies Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based compensation arrangements whereby no compensation costs attributable to stock options is deducted in determining net income (loss). Had compensation costs for the Company's Option Plan been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have increased accordingly. Using the Black-Scholes option pricing model for all options granted, the Company's pro forma net loss, pro forma net loss per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows for the fiscal periods since inception of the Option Plan through December 31, 1997.

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                                 1997                   1996
                                                           -----------------      -----------------

      Pro forma net loss                                     $  (3,601,972)         $  (2,523,317)
      Pro forma net loss per share - basic and diluted               (0.65)                 (0.63)
      Pro forma weighted average fair
         value of options granted                                     7.26                  11.80
      Risk free interest rate                                          7.0%                   7.0%
      Expected lives                                              10 years               10 years
      Expected volatility                                             55.0%                  55.0%

11.  RETIREMENT SAVINGS PLAN

The Company participates in a retirement savings plan ("Savings Plan") sponsored by International. The Savings Plan operates as a defined contribution plan and is qualified under Section 401(k) of the Internal Revenue Code. The Savings Plan covers all employees who have completed one year of service. The Company matches the employees' contributions, up to a maximum of $1,500 per employee per Savings Plan year. A participant's individual contribution is limited to the maximum amount for such year under the Internal Revenue Code. Discretionary contributions can also be made to the Savings Plan. All employees who have completed one year of service and are employed at year-end are eligible for this contribution. Company contributions to the Savings Plan were $102,318, $121,942 and $118,979 during the years ended December 31, 1997, 1996 and 1995, respectively.

12.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company generally leases the real property underlying its golf center facilities under long-term lease arrangements. The lease terms typically provide for minimum rentals to be paid each year along with certain additional contingent rentals based on a percentage of sales. Although such lease arrangements may include certain related buildings and improvements, the substantial majority of the lease payments attributable to the operations of the Company's golf centers are for the real property underlying the respective golf centers. At December 31, 1997, the Company had such long-term operating lease agreements associated with 13 of its golf center facilities, with terms expiring at various dates through December, 2017. Most of these leases contain one or more renewal options, generally for five or ten-year periods. Total rent expense under such leases was $2.3 million during 1997 of which approximately $1.6 million represented minimum required rentals and the balance reflected contingent rentals based on a percentage of the respective golf centers' sales. Rent expense under such ground leases was $506,844 for 1996, substantially all of which was comprised of minimum rentals. Because the Company did not start acquiring golf centers until fiscal 1996, no such rent expense attributable to site ground leases was incurred during fiscal 1995.

In addition to the operating leases associated with its golf centers, the Company also leases its corporate executive and administrative office facilities and leases certain other office space, office equipment, construction equipment and vehicles. The rent expense incurred under these leases was approximately $3.3 million, $1.2 million and $0.6 million during the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum lease payments required under noncancelable operating lease obligations at December 31, 1997, are as follows:

                                                                   MINIMUM
                                                                    LEASE
      Years ending December 31:                                   PAYMENTS
                                                               ----------------

      1998                                                       $   2,691,346
      1999                                                           2,748,249
      2000                                                           2,742,496
      2001                                                           2,735,716
      2002                                                           2,639,980
      Thereafter                                                    24,215,676
                                                               ----------------

                                                                 $  37,773,463
                                                               ================

CLAIMS AND ASSESSMENTS

In the normal course of business, the nature of the Company's operations may result in claims for damages. In the opinion of management, there are no pending legal proceedings that would have a material effect on the Consolidated Financial Statements of the Company.

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and related amounts due, together with additional damages, totaling approximately $350,000. Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. Although the customer recently claimed its damages were in excess of $1.2 million, the initial claim submitted by the customer in arbitration was for $750,000. The ultimate outcome of this matter is not determinable at this time; accordingly no provision for loss regarding this matter had been established at December 31, 1997. The ultimate disposition of this matter is not expected to have a material effect on the Consolidated Financial Statements of the Company.

CONSTRUCTION CONTRACT WARRANTIES

Paragon's construction contracts generally provide for warranties that obligate Paragon to remedy certain construction defects that may arise in the ordinary course of providing such construction services. Such warranties, which are customary in the construction industry are usually effective for a period of one year from the completion date of the respective projects. The Company's management does not expect the costs associated with corrective action or penalties incurred pursuant to these warranties, if any, to have a material impact on its results of operations.

CAPITAL CONTRIBUTION COMMITMENT

During 1997, the Company entered into a joint venture agreement to provide certain marketing services to a business that contracts with golf courses across the United States to offer golfers the benefits of convenient advance ticketing for specific tee times. Under the terms of the agreement, pursuant to which the Company is entitled to a 50% participation interest in the operations of the venture, the Company is required to make an initial capital contribution of approximately $500,000, of which $300,000 has already been invested. The Company's participation in the joint venture was not material to its results of operations for the year ended December 31, 1997.

13.  RELATED PARTY TRANSACTIONS

The balances included in the accompanying Consolidated Balance Sheets under the caption "Due from International" consists of the net amounts owed to Golden Bear Golf, Inc. and its subsidiaries. At December 31, 1997 and 1996, the Company had net amounts due from International of $184,502 and $843,235, respectively. Substantially all of the $184,502 balance due at December 31, 1997 was comprised of commissions payable under a design services marketing agreement, whereby the Company had marketed golf course designs worldwide for Nicklaus Design, a division of International. As part of an organizational restructuring to refocus on its core businesses, the Company terminated the design services marketing agreement and will no longer be involved in marketing such services effective January 1, 1998. Concurrent with the termination of the design services agreement, the Company secured a ten year exclusive commitment from International to continue the marketing of Paragon's golf course construction services to Nicklaus Design clients and prospects. The arrangement between the parties will permit Paragon to utilize the services of Nicklaus Design's sales staff as needed on an independent contract basis and to obtain compensation from Nicklaus Design for design leads generated through Paragon's construction marketing activities.

The $843,235 balance due as of December 31, 1996 was comprised primarily of International's allocable portion of certain costs associated with maintaining shared office space in Singapore, together with reimbursements for certain legal expenses and commissions on specific design related revenues collected by Nicklaus Design.

Under the design services marketing agreement, the Company generally had been entitled to 10% of the gross design fees collected by Nicklaus Design for its role in marketing such design services. The Company earned commissions in this capacity of approximately $1.3 million each year during fiscal 1997, 1996 and 1995.

International has retained the Company as the exclusive manager and representative to market the personal endorsement services of Jack Nicklaus, pursuant to which the Company is generally entitled to approximately 20% - 30% of the personal endorsement fees received by Mr. Nicklaus. During fiscal 1997, 1996 and 1995, the Company earned management fee revenues for such services of $565,905, $643,587 and $480,000, respectively.

Pursuant to an office sharing agreement, the Company had subleased its corporate office facilities from International for the period from August 1, 1996 through July 31, 1997. The rent expense incurred under such sublease for the first seven months of fiscal 1997 was $358,755 and such rent expense for the five months ended December 31, 1996 was $248,862. Effective August 1, 1997, the Company entered into a separate lease agreement for its corporate office facilities directly with the owner of such facilities.

In addition, the Company had maintained certain office space in Singapore through October 31, 1997 that was shared with International. During the ten months ended October 31, 1997, a total of $239,000 of costs associated with maintaining such facilities was allocated to International. During fiscal 1996, a total of $277,818 of such costs were allocated to International. Effective November 1, 1997, the Company relocated its office facilities in Singapore and entered into a lease for its new facilities that are no longer shared with International.

The Company has an office staff sharing agreement with International which provides for the sharing of the services of certain specifically identified office staff and personnel that can effectively serve the needs of both organizations. Such agreement was established effective with the reorganization of the Company on August 1, 1996. A total of $458,964 attributable to payroll and related costs associated with such shared employees was allocated to International during fiscal 1997, and a total of $255,000 in such costs were allocated to International during the five months ended December 31, 1996.

During fiscal 1997, the Company paid a $100,000 investment banking fee to International for services rendered by Golden Bear Financial Services, a division of International, in connection with negotiating the $10 million revolving credit facility that the Company obtained during the year. The fee is equal to 1% of the total facility commitment.


13.  RELATED PARTY TRANSACTIONS - (CONTINUED)

An analysis of the activity in "Due from International" is as follows:

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                      ---------------- --- ---------------- --- -----------------
                                                           1997                 1996                  1995
                                                      ---------------- --- ---------------- --- -----------------
      Balance at beginning of year                      $     843,235        $     647,146        $      30,089
      Management fees and commissions                       1,870,735            1,999,913            1,790,523
      Reimbursement for shared employees                      458,964              255,000                  ---
      Reimbursement for Singapore office costs                239,000              277,818                  ---
      Reimbursement of legal fees                                 ---              209,000                  ---
      Sublease of corporate office facilities                (358,755)            (248,862)                 ---
      Investment banking fee                                 (100,000)                 ---                  ---
      Payments received                                    (2,768,677)          (2,296,780)           (1,173,466)
                                                      ----------------     ----------------     -----------------
      Balance at end of year                            $     184,502        $     843,235        $     647,146
                                                      ================     ================     =================

In the ordinary course of business, the Company purchases golf equipment manufactured by Nicklaus Golf Equipment Company, L.C., a privately owned company in which Jack Nicklaus has a 50% equity interest. Such equipment is purchased primarily for resale in the pro shops of the Company's golf centers and for promotional programs associated with the Company's Nicklaus Flick Golf Schools. During fiscal 1997, golf equipment at an aggregate cost of $405,205 was purchased through this source. Such purchases for 1996 were not significant to the Company's results of operations.

During the year ended December 31, 1997, the Company paid Executive Sports International ("ESI"), formerly a division of International, $125,101 for certain printing and graphics services. In October of 1997, ESI was sold by International to outside parties which included a Nicklaus Family Member.

In June 1996, members of management and certain Nicklaus Family Members purchased capital stock of Golf Centers for an aggregate price of $1.5 million, of which $600,000 related to the shares purchased by members of management. For financial statement reporting purposes, the fair value of the shares sold to management at the date of issuance was deemed to be the estimated initial public offering price of $15 per share which resulted in the recognition of compensation expense in the amount of $3 million.

Accounts receivable at December 31, 1997 includes $204,154 due from JNAI for certain costs associated with a brand marketing research project that were previously paid by the Company on behalf of JNAI.

14.  ACQUISITIONS

On April 15, 1996, the Company entered into a long-term lease agreement for McDain Golf Center of Monroeville (an existing golf practice and instruction facility located in the greater Pittsburgh, Pennsylvania area). The portion of the long-term lease attributable to building and improvements has been accounted for as a capital lease totaling approximately $1.2 million.

On June 17, 1996, the Company purchased Cool Springs Golf Center (an existing golf practice and instruction facility located in Pittsburgh, Pennsylvania) for approximately $2.9 million. The fair value of the net assets acquired (substantially all land, property and equipment) was approximately $2.6 million, resulting in the recording of goodwill in the amount of $300,000 which is being amortized over a term of 30 years. The purchase price was funded in part, by a $1.625 million shareholder loan which was repaid from the proceeds of the Company's initial public offering. In September 1996, the Company refinanced these facilities with a secured, long-term loan from a financial institution. See Note 6.

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

Effective January 1, 1997, the Company entered into a long-term lease agreement for certain assets and the underlying real property utilized in connection with the Sunset Golf Center (an existing golf practice and instruction facility located in Beaverton, Oregon). The lease term is for a period of 20 years and provides for annual rentals equal to the greater of a minimum base rent or a percentage rent calculated based on the gross revenues of the project. Under the terms of the lease agreement, the Company is required to invest at least $500,000 in improvements to the property prior to the end of the second lease year.

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

On February 28, 1997, the Company purchased Caddy-Shack Golf Dome (an existing golf practice and instruction facility located in Williamsville, New York) for approximately $1.1 million of which $300,000 was paid in cash at the closing and $800,000 was evidenced by certain secured promissory notes. The $300,000 paid at the closing was funded from the proceeds of the Company's initial public offering. The fair value of net assets acquired (substantially all property and equipment) was approximately $500,000, resulting in the recording of goodwill in the amount of $600,000 which will be amortized over the expected 20 year term (including renewal options) of the related ground lease for the underlying property.

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

Apart from the acquisition of MacDivott's Wood and Putter which was represented by a stock purchase transaction, all of the above acquisitions were acquired pursuant to asset purchase agreements. In addition, all of the foregoing acquisitions were accounted for under the purchase method of accounting. Accordingly, the results of operations of these golf centers are included in the accompanying Consolidated Statements of Operations for all periods starting with their respective acquisition dates. Had these acquisitions occurred as of January 1, 1996, the Company's summarized unaudited pro forma results of operations for the respective years, would have been as follows.

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                    1997                   1996
                                                               ----------------      -----------------
      Pro forma total revenues                                 $  68,102,121         $  41,303,451
      Pro forma loss  from operations                          $  (3,127,879)        $  (2,755,902)
      Pro forma net loss                                       $  (2,900,911)        $  (3,175,996)
      Pro forma net loss per share - basic and diluted         $       (0.53)        $       (0.79)

The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill, increased interest expense on acquisition indebtedness, and related income tax effects. The pro forma results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

15.  SEGMENT REPORTING

The Company's revenue generating operations are conducted through two divisions, comprised of the Consumer Division and the Construction Division. The Consumer Division primarily includes the operations of the Company's golf practice and instruction facilities, golf instruction activities along with the development of the licensed products and marketing endorsement relationships. The Construction Division reflects the operating activities of Paragon, which is primarily engaged in the construction and shaping of golf courses.

The operating results and capital expenditures of the respective segments are set forth below.

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                                  1997               1996               1995
                                                             ---------------    ---------------     --------------
      Revenues:
         Consumer division                                    $  27,987,944      $  13,052,877        $ 9,603,961
         Construction division                                   39,755,343         20,454,052         19,177,460
                                                             ---------------    ---------------     --------------
                                                              $  67,743,287      $  33,506,929       $ 28,781,421
                                                             ===============    ===============     ==============
      Operating income (loss):
         Consumer division                                    $  (1,546,150)     $   2,360,933       $  3,176,440
         Construction division                                    3,938,510          1,721,916          1,634,509
         Corporate administration(1)                             (5,590,443)        (6,587,193)        (3,210,601)
                                                             ---------------    ---------------     --------------
                                                              $  (3,198,083)     $  (2,504,344)       $ 1,600,348
                                                             ===============    ===============     ==============
      Depreciation and amortization:
         Consumer division                                    $   2,148,054      $     353,993        $   118,690
         Construction division                                      365,456             23,357             25,007
         Corporate administration                                   332,496            108,012             89,344
                                                             ---------------    ---------------     --------------
                                                               $  2,846,006       $    485,362        $   233,041
                                                             ===============    ===============     ==============
      Capital expenditures:
         Consumer division                                    $   5,658,872      $   2,504,064       $       ---
         Construction division                                    1,157,282             92,275             88,239
         Corporate administration                                   201,715            379,663             91,275
                                                             ---------------    ---------------     --------------
                                                              $   7,017,869      $   2,976,002       $    179,514
                                                             ===============    ===============     ==============

(1) The costs attributable to corporate administration for the year ended December 31, 1996 include $3.0 million representing the compensation deemed to have been received by certain executives in connection with their purchase of shares in Golf Centers. See Note 13.


15.  SEGMENT REPORTING - (CONTINUED)

Information with respect to identifiable assets of the respective segments is set forth below.

                                                                     DECEMBER 31,
                                                           ----------------------------------
                                                                1997               1996
                                                           ---------------    ---------------
      Identifiable assets:
         Consumer division                                  $  35,535,513      $  36,018,319
         Construction division                                 28,539,674          7,228,719
         Corporate administration                               5,165,492          8,159,844
                                                           ---------------    ---------------
                                                            $  69,240,679      $  51,406,882
                                                           ===============    ===============

16.  INTERNATIONAL OPERATIONS

The Company derives a portion of its revenues from foreign sources, primarily through certain operations of Paragon and the apparel licensing activities of JNAI, an unconsolidated joint venture. The foreign operations of Paragon are primarily attributable to projects located in the Asia Pacific region. Substantially all of Paragon's construction contracts are denominated in U.S. currency and accordingly, its historical results of operations have generally not been subject to foreign currency fluctuations. Although JNAI conducts its operations in the United States, substantially all of its revenues are received from licensees located in the Asia Pacific region, primarily Japan and Korea. All of the revenues of JNAI's licensees are generated in foreign currencies. The licensees pay their license fees to JNAI in U.S. dollars based on the exchange rate on the date of payment. Although foreign currency fluctuations have not been significant historically, fluctuations in the values of these currencies relative to the U.S. dollar could have a material adverse effect on the Company's future profitability. Furthermore, the Company has historically engaged in significant business activities in Japan and Asia. To the extent that markets in these geographic areas are volatile and unfavorably impact the Company's customers, such events could have an adverse effect on the Company's operations in the region going forward.

Certain information with respect to the foreign operations of Paragon and the Company's net investment in, and net equity in the earnings of JNAI is set forth below.

                                                                  AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                                  1997               1996               1995
                                                             ---------------    ---------------     --------------
         Assets                                               $  10,414,711      $   1,605,598        $ 2,583,569
                                                             ===============    ===============     ==============

         Revenues                                             $  17,257,870      $   8,528,800        $ 6,821,478
                                                             ===============    ===============     ==============

         Contribution to operating income before
            allocation of corporate overhead                  $   7,389,765      $   1,852,314        $ 3,034,988
                                                             ===============    ===============     ==============

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 1997 and 1996 is presented below.

                                                                        QUARTER ENDED
                                           -------------------------------------------------------------------------
                                             MARCH 31,           JUNE 30,          SEPTEMBER 30,       DECEMBER 31,
                                                1997               1997                1997               1997
                                           ---------------     --------------     ---------------    ---------------
Revenues:
   Consumer division                        $   5,550,081       $  9,368,837       $   7,929,802      $   5,139,224
   Construction division                        1,270,498         12,929,712           9,722,403         15,832,730
                                           ---------------     --------------     ---------------    ---------------
                                                6,820,579         22,298,549          17,652,205         20,971,954
                                           ---------------     --------------     ---------------    ---------------
Operating costs and expenses:
   Construction and shaping costs               1,582,142         11,889,210           7,102,439         11,533,514
   Operating expenses                           6,172,775          8,136,145           7,820,904          8,600,288
   Corporate administration                     1,305,960          1,313,973             983,070          1,654,944
   Depreciation and amortization                  289,695            690,113             709,964          1,156,234
                                           ---------------     --------------     ---------------    ---------------
                                                9,350,572         22,029,441          16,616,377         22,944,980
                                           ---------------     --------------     ---------------    ---------------
Income (loss) from operations                  (2,529,993)           269,108           1,035,828         (1,973,026)
Other income (expense)                             18,841           (228,638)           (437,425)          (457,608)
                                           ---------------     --------------     ---------------    ---------------
Income (loss) before income taxes              (2,511,152)            40,470             598,403         (2,430,634)
Provision (benefit) for income taxes             (908,510)            37,160             234,986           (735,353)
                                           ---------------     --------------     ---------------    ---------------
Net income (loss)                           $  (1,602,642)      $      3,310       $     363,417      $  (1,695,281)
                                           ===============     ==============     ===============    ===============

Earnings per share - basic and diluted:
   Net income (loss) per share              $       (0.29)      $         --       $        0.07      $      (0.31)
                                           ===============     ==============     ===============    ===============


                                                                        QUARTER ENDED
                                           -------------------------------------------------------------------------
                                             MARCH 31,           JUNE 30,          SEPTEMBER 30,       DECEMBER 31,
                                                1996               1996                1996               1996
                                           ---------------     --------------     ---------------    ---------------
Revenues:
   Consumer division                        $   2,276,719       $  3,326,502       $   3,394,752      $   4,054,904
   Construction division                        2,055,894          5,116,729           6,482,256          6,799,173
                                           ---------------     --------------     ---------------    ---------------
                                                4,332,613          8,443,231           9,877,008         10,854,077
                                           ---------------     --------------     ---------------    ---------------
Operating costs and expenses:
   Construction and shaping costs               1,505,531          4,481,026           5,311,901          5,753,795
   Operating expenses                           1,974,760          2,528,784           3,251,833          4,239,100
   Compensation on sales of shares                    ---          3,000,000                 ---                ---
   Corporate administration                       750,467            911,267           1,083,863            733,584
   Depreciation and amortization                   72,207             91,579              46,022            275,554
                                           ---------------     --------------     ---------------    ---------------
                                                4,302,965         11,012,656           9,693,619         11,002,033
                                           ---------------     --------------     ---------------    ---------------
Income (loss) from operations                      29,648         (2,569,425)            183,389           (147,956)
Other income (expense)                              4,130            (30,294)            160,481            187,413
                                           ---------------     --------------     ---------------    ---------------
Income (loss) before income taxes                  33,778         (2,599,719)            343,870             39,457
Provision for income taxes                            586             24,790             187,992             34,551
                                           ---------------     --------------     ---------------    ---------------
Net income (loss)                                  33,192         (2,624,509)            155,878      $       4,906
                                                                                                     ===============
Pro forma income tax provision (benefit)          (45,600)            30,984            (112,715)
                                             -------------     --------------     ---------------
Pro forma net income (loss)                 $      78,792       $ (2,655,493)      $     268,593
                                           ===============     ==============     ===============

Earnings per share - basic and diluted:
   Net income per share                                                                               $         ---
                                                                                                     ===============
   Pro forma net income (loss) per share    $        0.03       $     (0.89)       $        0.06
                                           ===============     ==============     ===============

                                       49

18.  SUBSEQUENT EVENT

On February 27, 1998, the Company entered into a second definitive credit agreement with the financial institution that previously in September 1997 had provided a $10 million revolving credit facility to the Company. The new credit facility provides for additional short-term borrowings of up to $5 million to be used to finance the working capital required to fund Paragon's continued growth. Such borrowings are limited to a percentage of Paragon's eligible trade receivables and net costs and estimated earnings in excess of billings on uncompleted construction contracts, subject to certain limitations and stipulations as set forth in the credit agreement. The new credit agreement provides for a term of 90 days and borrowings thereunder bear interest at the greater of (i) the prime rate or (ii) the Federal Funds rate plus 1/2% per annum, payable at maturity. Outstanding borrowings are cross-collateralized with related indebtedness under the $10 million revolving credit facility previously provided to the Company by this same lender, whereby all advances payable to such lender are secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term debt. See
Note 6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


The information required in Items 10, 11, 12 and 13 is incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     (1)  Financial Statements of the Company are set forth in Part II,
             Item 8 of this report.

        (2) Financial Statement Schedule II, Valuation and Qualifying Accounts for the Years Ended December 31, 1997, 1996 and 1995 is submitted herein.

             Separate Financial Statements of Subsidiary Not Consolidated - Jack Nicklaus Apparel International, as of and for the Year Ended December 31, 1997.

        (3) Exhibits are set forth in the Index to Exhibits included elsewhere herein.

(b)    Reports on Form 8-K

      There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 1997.

(c)    Exhibits

  EXHIBIT
  NUMBER                       DESCRIPTION OF EXHIBITS
  -------                      -----------------------
       2 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1, Commission File No. 0-21089).

       3.1 Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, Commission File No. 0-21089).

       3.2      Bylaws of the Registrant (incorporated by reference to Exhibit
                3.3 to the Registrant's Registration Statement on Form S-1, Commission File No. 0-21089).

       4 Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1, Commission File No. 0-21089).

      10.1 Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, Commission File No. 0-21089).

      10.2 The Golden Bear Golf, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1, Commission File No. 0-21089).

      10.3 Employment Agreement, dated June 7, 1996, between Golden Bear Golf, Inc. and Richard P. Bellinger (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

      10.4 Employment Agreement, dated June 7, 1996, between Golden Bear Golf, Inc. and Mark F. Hesemann (incorporated by reference to
                Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

      10.5 Employment Agreement, dated June 7, 1996, between Golden Bear Golf, Inc. and Thomas P. Hislop (incorporated by reference to
                Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

      10.6 Employment Agreement, dated June 7, 1996, between Golden Bear Golf, Inc. and Jack P. Bates (incorporated by reference to
                Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

      10.7 Form of Indemnification Agreement between Golden Bear Golf, Inc. and each of its Directors and Executive Officers (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1, Commission File No. 0-21089).

      10.8 Amended and Restated Joint Venture Agreement, dated June 1, 1994 of Jack Nicklaus Apparel International, a joint venture between Seaford Clothing Company and Golden Bear International, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1, Commission File No. 0-21089).

      10.9 Master Apparel Agreement, dated June 1, 1993, by and between Golden Bear International, Inc., Hart Schaffner & Marx and Hartmarx Corporation (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, Commission File No. 0-21089).

      10.10 Trademark License Agreement, dated June 7, 1996, between Golden Bear International, Inc. and Golden Bear Golf, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

      10.11 Design Services Marketing Agreement, dated June 7, 1996, between Nicklaus Design (a division of Golden Bear International, Inc.) and Golden Bear Golf, Inc. (incorporated by reference to Exhibit
                10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

      10.12 Personal Services Management Agreement, dated June 7, 1996, between Golden Bear Golf, Inc., Golden Bear International, Inc. and Jack W. Nicklaus (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

      10.13 Marketing Consulting and Cooperation Agreement, dated June 7, 1996, between Golden Bear International, Inc., Golden Bear Golf, Inc. and Nicklaus Golf Equipment Company, L.C. (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

      10.14 Office Staff and Equipment Service Agreement, dated June 7, 1996, between Golden Bear International, Inc. and Golden Bear Golf, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

      10.15 Sublease and Sharing Agreement, dated June 7, 1996, between Golden Bear International, Inc. and Golden Bear Golf, Inc. (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

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

      10.20 Shareholders' Agreement, dated July 15, 1996, among Nicklaus Family Members and Golden Bear Golf, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

      10.21 Shareholders' Agreement, dated July 15, 1996, among certain executives of Golden Bear Golf, Inc., Jack W. Nicklaus and Golden Bear Golf, Inc. (incorporated by reference to Exhibit
                10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

      10.22 Credit Agreement for $10 Million Revolving Credit Facility, dated as of September 26, 1997, among Golden Bear Golf, Inc., SunTrust Bank, South Florida, N.A., as Agent and the Lenders Party Thereto (incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997).

      21        Subsidiaries of the Registrant.

      23        Consent of Arthur Andersen LLP.

      27        Financial Data Schedule (for SEC use only).

(d)    Financial Statement Schedules

       See (a) (2) above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.


                                     GOLDEN BEAR GOLF, INC.


                                     By:   /S/  RICHARD P. BELLINGER
                                           -------------------------------------
                                           Richard P. Bellinger
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998.


      SIGNATURE                              TITLE
      ---------                              -----

/S/  JACK W. NICKLAUS         Director and Chairman of the Board
---------------------
Jack W. Nicklaus


/S/  RICHARD P. BELLINGER     President, Chief Executive Officer and Director
-------------------------     (Principal Executive Officer)
Richard P. Bellinger

/S/  STEPHEN S. WINSLETT      Senior Vice President and Chief Financial Officer
------------------------      (Principal Financial and Accounting Officer)
Stephen S. Winslett


/S/  THOMAS P. HISLOP         Senior Vice President and Director
---------------------
Thomas P. Hislop


/S/  ROGER E. BIRK            Director
------------------
Roger E. Birk


/S/  RICHARD F. CHAPDELAINE   Director
---------------------------
Richard F. Chapdelaine


/S/  JOHN F. MCGOVERN         Director
---------------------
John F. McGovern


                                                                    SCHEDULE II

                             GOLDEN BEAR GOLF, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                                    ADDITIONS          DEDUCTIONS
                                                                  ---------------    ---------------
                                                 BALANCE AT         CHARGED TO                             BALANCE AT
                                                 BEGINNING          COSTS AND           AMOUNTS               END
               DESCRIPTION                        OF YEAR            EXPENSES         WRITTEN OFF           OF YEAR
------------------------------------------     ---------------    ---------------    ---------------     ---------------
YEAR ENDED DECEMBER 31, 1995:
   Allowance for uncollectible accounts         $     572,999      $      98,046      $     159,212       $     511,833
                                               ===============    ===============    ===============     ===============


YEAR ENDED DECEMBER 31, 1996:
   Allowance for uncollectible accounts         $     511,833      $      45,870      $      16,897       $     540,806
   Valuation allowance for deferred
      tax assets                                          ---            539,000                ---             539,000
                                               ---------------    ---------------    ---------------     ---------------
                                                $     511,833      $     584,870      $      16,897       $   1,079,806
                                               ===============    ===============    ===============     ===============


YEAR ENDED DECEMBER 31, 1997:
   Allowance for uncollectible accounts         $     540,806      $   2,174,718      $     255,258       $   2,460,266
   Valuation allowance for deferred
      tax assets                                      539,000                ---                ---             539,000
                                               ---------------    ---------------    ---------------     ---------------
                                                $   1,079,806      $   2,174,718      $     255,258       $   2,999,266
                                               ===============    ===============    ===============     ===============

                                                SEPARATE FINANCIAL STATEMENTS OF
                                                     SUBSIDIARY NOT CONSOLIDATED









                       JACK NICKLAUS APPAREL INTERNATIONAL

                              FINANCIAL STATEMENTS


                                  TOGETHER WITH

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                NOVEMBER 30, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Joint Venture Partners of Jack Nicklaus Apparel International:

We have audited the accompanying balance sheet of Jack Nicklaus Apparel International as of November 30, 1997 and the related statements of operations, partners' equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jack Nicklaus Apparel International as of November 30, 1997 and the results of its operations and its cash flows for the fiscal year then ended, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
   February 18, 1998.

                       JACK NICKLAUS APPAREL INTERNATIONAL

                                  BALANCE SHEET


                                                               NOVEMBER 30,
                                                                  1997
                                                             ----------------
                                     ASSETS

CURRENT ASSETS:
   Cash                                                        $      76,979
   Accounts receivable                                               979,775
                                                             ----------------

           Total current assets                                    1,056,754

OTHER ASSETS, net                                                     84,253

INVESTMENT IN AFFILIATED COMPANY                                      33,898
                                                             ----------------

           Total assets                                        $   1,174,905
                                                             ================

                     LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $     319,418
   Accrued liabilities                                               276,485
                                                             ----------------

           Total current liabilities                                 595,903

COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' EQUITY                                                     579,002
                                                             ----------------

           Total liabilities and partners' equity              $   1,174,905
                                                             ================

         The accompanying notes are an integral part of this statement.

                       JACK NICKLAUS APPAREL INTERNATIONAL

                             STATEMENT OF OPERATIONS


                                                                 FISCAL YEAR
                                                                    ENDED
                                                                  NOVEMBER 30,
                                                                     1997
                                                                ---------------

REVENUES                                                         $   2,927,236
                                                                ---------------

OPERATING EXPENSES:
   Selling, general and administrative expenses                        728,592
   Amortization                                                         26,460
                                                                ---------------
       Total operating expenses                                        755,052
                                                                ---------------

       Income before income taxes                                    2,172,184

PROVISION FOR INCOME TAXES                                              10,400
                                                                ---------------

       Net income                                                $   2,161,784
                                                                ===============



         The accompanying notes are an integral part of this statement.

                       JACK NICKLAUS APPAREL INTERNATIONAL

                          STATEMENT OF PARTNERS' EQUITY


                                                          FISCAL YEAR
                                                             ENDED
                                                          NOVEMBER 30,
                                                              1997
                                                       -------------------

BALANCE, November 30, 1996                              $         657,218

Net income                                                      2,161,784

Distributions to partners                                      (2,240,000)
                                                       -------------------

BALANCE, November 30, 1997                              $         579,002
                                                       ===================


         The accompanying notes are an integral part of this statement.



                       JACK NICKLAUS APPAREL INTERNATIONAL

                             STATEMENT OF CASH FLOWS


                                                                                                   FISCAL YEAR
                                                                                                      ENDED
                                                                                                   NOVEMBER 30,
                                                                                                       1997
                                                                                                  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                      $   2,161,784
   Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization                                                                                        26,460
      Changes in assets and liabilities:
         Accounts receivable                                                                             769,225
         Other assets                                                                                   (110,713)
         Accounts payable                                                                                293,112
         Accrued liabilities                                                                            (839,186)
                                                                                                  ---------------

           Net cash provided by operating activities                                                   2,300,682

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                                          (2,240,000)
                                                                                                  ---------------

           Net increase in cash                                                                           60,682

CASH, beginning of year                                                                                   16,297
                                                                                                  ---------------

CASH, end of year                                                                                  $      76,979
                                                                                                  ===============


SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:

      Cash paid for interest                                                                       $        ---
                                                                                                  ===============

      Cash paid for income taxes                                                                   $     480,515
                                                                                                  ===============

         The accompanying notes are an integral part of this statement.

                       JACK NICKLAUS APPAREL INTERNATIONAL

                          NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Jack Nicklaus Apparel International ("JNAI") is a joint venture between Golden Bear Apparel International, Inc. and another company. The joint venture was formed on March 29, 1983 for the purpose of securing licensees and entering into license agreements for the use of the name and likeness of Jack Nicklaus, including the facsimile signature of JACK NICKLAUS and the GOLDEN BEAR trademarks in connection with the manufacture, advertisement, promotion and sale of wearing apparel and other products throughout the world, except the United States, Mexico and Puerto Rico. JNAI licenses the JACK NICKLAUS and GOLDEN BEAR trademarks under a sublicense agreement with Golden Bear Golf, Inc., an affiliate of Golden Bear Apparel International, Inc.

The joint venture agreement provides that any capital contributions required by JNAI be made in equal amounts by each of its two partners. Additionally, substantially all items of net income earned or net losses incurred by JNAI are allocated to its two partners in equal shares. JNAI may set aside reasonable cash reserves for working capital purposes and for the payment of the expenses of the venture along with other obligations and contingencies. However, all remaining funds of JNAI are required to be distributed at least annually to the partners. Neither partner of JNAI may assign or otherwise transfer any of its interest in JNAI without the consent of the other partner.

The joint venture agreement provides that JNAI shall continue until December 31, 2000, unless otherwise terminated prior to that date by the mutual consent of both partners or by operation of law. However, the termination date set forth in the joint venture agreement can be extended by mutual consent of both partners. Upon termination of JNAI, its net remaining assets are to be distributed to its two partners in the manner set forth in the joint venture agreement, which generally provides for distributions of equal amounts.

Although JNAI conducts its operations in the United States, substantially all of its revenues are received from licensees located in the Asia Pacific region, primarily Japan and Korea. All of the revenues of JNAI's licensees are generated in foreign currencies. The licensees pay their license fees to JNAI in U.S. dollars based on the exchange rate on the date of payment. Although foreign currency fluctuations have not been significant historically, fluctuations in the values of these currencies relative to the U.S. dollar could have a material adverse effect on JNAI's future profitability. To the extent that the Asia Pacific markets are volatile and unfavorably impact JNAI's customers, such events could have an adverse effect on JNAI's operations in future periods.

CASH

Cash is comprised of funds on deposit in a non-interest bearing checking account with a bank.

ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION

Revenues are recognized based on the licensing agreements with licensees, which generally provide that JNAI is entitled to a percentage of the sales of qualifying apparel and other products as reported by the licensees. JNAI collects its licensing fees from customers based on various predetermined intervals of time throughout its fiscal year, as set forth in the respective agreements with its licensees.

OTHER ASSETS

Other assets include certain promotional costs totaling $110,713 incurred in connection with a specific licensing agreement which have been deferred and are being amortized over the 36 month term of the related arrangement using the straight-line method. Accumulated amortization totaled $26,460 at November 30, 1997.

In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. JNAI continually evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its long-lived assets or whether the remaining balance of such long-lived assets should be evaluated for possible impairment. JNAI uses an estimate of the related undiscounted cash flows over the remaining life of the long-lived assets in measuring their recoverability. Management has reviewed the Company's long-lived assets and has determined that there are no events requiring impairment loss recognition.

INCOME TAXES

For Federal income tax purposes, JNAI is treated as a partnership and accordingly, the components of its taxable income or loss are allocated to the two partners in accordance with the joint venture agreement, which generally provides that such items are to be allocated in equal amounts to each partner. As such, JNAI as an entity is not subject to Federal income taxes. However, JNAI's licensees typically deduct amounts attributable to foreign income taxes payable to their respective foreign taxing authorities from the licensing fees otherwise due to JNAI. The partners of JNAI receive a pro-rata credit for such foreign taxes paid against their taxable income for U.S. Federal income tax purposes.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, accounts payable and accrued liabilities are stated at cost which approximates fair value.


2.  INVESTMENT IN AFFILIATED COMPANY

JNAI has a 30% equity interest in certain operations of JNJ, Inc. (`JNJ"), which receives specific royalties from other licensees of JNAI in exchange for providing certain marketing and advertising services. JNAI's net equity earnings in the operations of JNJ for the fiscal year ended November 30, 1997 were not material to the results of its operations for the fiscal year then ended.

3.  RELATED PARTY TRANSACTIONS

Certain administrative functions are performed for JNAI by its partners for which no amounts are charged to JNAI. Additionally, certain administrative expenses of JNAI are paid directly by the partners. Management does not believe the costs related to the administrative functions or administrative expenses are material to the financial position of JNAI.


4.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the nature of JNAI's operations may result in claims for damages. In the opinion of management, there are no pending legal proceedings that would have a material effect on the Financial Statements of JNAI.

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                       DESCRIPTION OF EXHIBITS
  -------                      -----------------------

      21        Subsidiaries of the Registrant.

      23        Consent of Arthur Andersen LLP.

      27        Financial Data Schedule.