Form 10-K/A
period 1997-12-31
GOLDEN BEAR GOLF INC
filed 1998-04-29
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1
                TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997     Commission File Number:  0-21089


                             GOLDEN BEAR GOLF, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              FLORIDA                                  65-0680880
--------------------------------------   ---------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)


  11780 U.S. HIGHWAY ONE, NORTH PALM BEACH, FLORIDA                33408
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

                 CLASS A COMMON STOCK, $.01 PAR VALUE PER SHARE
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

The aggregate market value of Class A Common Stock held by non-affiliates of the Registrant as of March 6, 1998 was $21,798,980. The Registrant had outstanding 2,744,962 shares of Class A Common Stock (par value $.01 per share) and 2,760,000 shares of Class B Common Stock (par value $.01 per share) as of March 6, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of March 6, 1998 with respect to the directors and executive officers of Golden Bear Golf, Inc. (the "Company"). A summary of the background and experience of each of these individuals is set forth after the table. The executive officers serve at the discretion of the Company's Board of Directors.

NAME                              AGE      POSITION WITH THE COMPANY
----                              ---      -------------------------

Jack W. Nicklaus                  58       Chairman of the Board

Richard P. Bellinger              46       President, Chief Executive Officer and Director

Stephen S. Winslett               46       Senior Vice President and Chief Financial Officer

Thomas P. Hislop                  41       Senior Vice President and Director

Roger E. Birk                     67       Director

Richard F. Chapdelaine            73       Director

John F. McGovern                  51       Director

JACK W. NICKLAUS has served as the Chairman of the Board of the Company since its inception in 1996. Mr. Nicklaus founded Golden Bear International, Inc. ("International"), a predecessor of the Company, in 1970 and has served as Chairman of its Board since inception. Mr. Nicklaus, who has been a professional golfer for over 35 years, continues to be one of professional golf's most recognized players. Mr. Nicklaus also has over 25 years experience as a golf course designer, having designed 147 courses in 24 countries. Mr. Nicklaus received the Athlete of the Decade Award (1970-1979) from SPORTS ILLUSTRATED magazine and the Golfer of the Century Award in 1988.

RICHARD P. BELLINGER has served as a member of the Company's Board of Directors and as the Company's President and Chief Executive Officer since its inception in 1996. Mr. Bellinger joined International in 1979 as Controller for the golf course and real estate development areas of International. In 1981, he was promoted to Treasurer, and in 1984 became International's Chief Financial Officer. Mr. Bellinger was promoted to Chief Operating Officer of International in 1985 and was named President in 1989. Because Mr. Bellinger currently devotes all of his efforts exclusively to the Company, he no longer serves as an officer of International.

STEPHEN S. WINSLETT joined the Company in October 1997 as Senior Vice President and Chief Financial Officer. Mr. Winslett is responsible for all financial matters of the Company. Prior to his employment with the Company, Mr. Winslett was Vice President of Finance and Administration for the North American operations of The Albert Fisher Group PLC, a multinational corporation listed on the London Stock Exchange.

THOMAS P. HISLOP has served as a member of the Company's Board of Directors and as a Senior Vice President of the Company since its inception in 1996. Mr. Hislop has primary responsibility for the Company's Consumer Division. Mr. Hislop joined International in 1984 as Director of Marketing. Mr. Hislop became Vice President of Marketing in 1985 with the responsibility for Jack Nicklaus' marketing and endorsement relationships. Mr. Hislop was named General Manager of Jack Nicklaus Marketing Services in 1986, Senior Vice President of International in 1992 and a member of International's Executive Committee in 1994. Because Mr. Hislop currently devotes all of his efforts exclusively to the Company, he no longer serves as an officer of International.

ROGER E. BIRK, a private investor, has served as a member of the Company's Board of Directors since October 1996. Mr. Birk served as the President of the Federal National Mortgage Association ("Fannie Mae") from 1987 to 1992 and is currently one of its Board members. Prior to his tenure at Fannie Mae, Mr. Birk served as Chairman and a member of the Board of the International Securities Clearing Corporation. He also served as Chairman of the Board and Chief Executive Officer of Merrill Lynch & Company, Inc. from 1981 to 1984 and was named Chairman Emeritus in 1985. In addition to Fannie Mae, Mr. Birk currently serves on the Board of Directors of Penske Corporation, Wellpoint Health Networks, Inc., Mutual of America Capital and is a life trustee of the University of Notre Dame.

RICHARD F. CHAPDELAINE has served as a member of the Company's Board of Directors since October 1996. In 1966, Mr. Chapdelaine founded Chapdelaine & Company, a New York-based securities firm where he currently serves as Chairman of the Board. Mr. Chapdelaine is also Chairman of the Board of Chapdelaine Corporate Securities & Company, serves on the Board of Directors of Long Island Savings Bank and is a former Board member of St. Francis Hospital.

JOHN F. MCGOVERN has served as a member of the Company's Board of Directors since October 1996. Mr. McGovern currently serves as the Executive Vice President of Finance and Chief Financial Officer of Georgia-Pacific Corporation. Mr. McGovern joined Georgia-Pacific Corporation in 1981 as Vice President of Project Financing and progressed through several executive level positions until his appointment to his current position in 1995.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors, executive officers and holders of in excess of 10% of the Company's Class A Common Stock file initial reports of ownership and reports of changes in ownership of the Company's Class A Common Stock and other equity securities with the Securities and Exchange Commission and the Nasdaq Stock Market. Directors, executive officers and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms that they file. Based upon a review of the copies of such reports furnished to the Company and written representations from the Company's directors and executive officers that no other reports were required, the Company believes that during 1997, the Company's directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information with respect to the annual and long-term compensation paid or accrued by the Company during 1997 and 1996 to Mr. Nicklaus and the Company's five most highly compensated executive officers (collectively, the "named executives"), including one who no longer served as an executive officer at December 31, 1997 and a second who resigned effective January 1, 1998.

                                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                      ANNUAL COMPENSATION                 AWARDS
                                            ----------------------------------------    -----------
                                                                           OTHER
                                                                          ANNUAL         SECURITIES     ALL OTHER
NAME AND                         YEAR        SALARY          BONUS       COMPENSA-       UNDERLYING     COMPENSA-
   PRINCIPAL POSITION             (1)        ($)(2)           ($)        TION($)(3)      OPTIONS(#)     TION($)(4)
----------------------------    --------    -----------    ----------   ------------    -----------    -----------

Jack W. Nicklaus                 1997          125,000           ---            ---         65,000            ---
   Chairman of the Board         1996          125,000           ---            ---            ---            633

Richard P. Bellinger             1997          450,000           ---            ---         30,000         24,072
   President and Chief           1996          383,500           ---            ---         96,000         15,397
   Executive Officer

Stephen S. Winslett(5)           1997           38,889           ---            ---         30,000         10,614
   Senior Vice President         1996              ---           ---            ---            ---            ---
   and Chief Financial
   Officer

Thomas P. Hislop                 1997          210,000           ---            ---         18,400         12,282
   Senior Vice President         1996          198,333           ---            ---         32,000         12,207

Mark F. Hesemann(6)              1997          210,000           ---            ---            ---         17,670
   Senior Vice President         1996          198,333           ---         20,000         32,000         17,746

Jack P. Bates(7)                 1997          133,333           ---            ---            ---         11,980
   Former Senior Vice            1996          141,333           ---            ---         32,000         11,900
   President and Chief
   Financial Officer

----------------------------

(1) The amounts presented for 1996 under the captions "Annual Compensation" and "All Other Compensation" are limited to those compensation related expenses for the respective individuals that were allocated or charged directly to the Company. Note that prior to the reorganization of the Company on August 1, 1996, the above named executives, with the exception of Mr. Winslett, were employees of International and only a portion of their total compensation was allocated to and included in the historical financial statements of the Company. Only approximately 80% of the respective total salaries earned by Messrs. Bellinger and Bates for the seven months ended August 1, 1996 are included in the 1996 amounts presented under the column captioned "Salary." The remainder of the total salaries attributable to Messrs. Bellinger and Bates for such period were allocated and charged to International. Effective August 1, 1996, the Company entered into employment agreements with Messrs. Nicklaus, Bellinger, Hislop, Hesemann and Bates as discussed below.

(2) The Company entered into certain employment agreements effective August 1, 1996 that provided for annual base salaries of $125,000, $450,000, $210,000, $210,000 and $160,000 for Messrs. Nicklaus, Bellinger, Hislop, Hesemann and Bates, respectively. Effective January 1, 1998, the Compensation Committee of the Company's Board of Directors authorized an increase in the annual base salary of Mr. Bellinger to $500,000.

(3) The amount included in the "Other Annual Compensation" column for Mr. Hesemann represents an allowance for certain foreign income taxes paid by Mr. Hesemann during fiscal 1996.

(4) The amounts included in the "All Other Compensation" column represent allowances for automobile related expenses, matching contributions made by the Company under the Company's 401(k) plan and group term life insurance premiums paid on behalf of the named executives. In addition, the amount presented for Mr. Winslett includes $9,333 representing reimbursement of moving expenses in connection with his relocation to West Palm Beach, Florida during 1997.

(5) Mr. Winslett's employment with the Company began on October 22, 1997. His employment arrangement with the Company provides for an annual base salary of $200,000.

(6) In connection with an organizational restructuring, Mr. Hesemann resigned from the Company on January 1, 1998 and joined International as Senior Vice President with responsibility for the marketing of Nicklaus Design golf courses. Further discussion regarding the restructuring is included herein under the caption "Arrangements With International" included under Item 13. Certain Relationships and Related Transactions.

(7) Effective October 22, 1997, Mr. Bates resigned from the Company and joined International as its Chief Operating Officer. The annual base salary paid to him by the Company for 1997 was pro-rated through the date of his resignation.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information concerning stock options granted to the named executives during fiscal 1997 under the Company's 1996 Stock Option Plan ("Option Plan").

                                                                                               POTENTIAL REALIZABLE
                                                                                                 VALUE AT ASSUMED
                                                                                               ANNUAL RATES OF STOCK
                                                                                                PRICE APPRECIATION
                                                 INDIVIDUAL GRANTS                              FOR OPTION TERM(1)
                           --------------------------------------------------------------    --------------------------
                           NUMBER OF        PERCENT OF
                           SECURITIES     TOTAL OPTIONS
                           UNDERLYING       GRANTED TO         EXERCISE
                            OPTIONS        EMPLOYEES IN         PRICE         EXPIRATION
NAME                       GRANTED (#)     FISCAL YEAR       ($ PER SHARE)       DATE          5% ($)        10% ($)
-----------------------    -----------    ---------------    -------------    -----------    -----------    -----------

Jack W. Nicklaus               65,000              17.0%           10.875         8/1/06        389,720        959,899

Richard P. Bellinger(2)        30,000               7.8%            8.000       12/30/07        150,935        382,498

Stephen S. Winslett            30,000               7.8%           12.750       10/21/07        240,552        609,606

Thomas P. Hislop(2)            18,400               4.8%            8.000       12/30/07         92,573        234,599

-----------------------

(1) As required by the rules promulgated by the Securities and Exchange Commission, potential realizable values are based on the prescribed assumption that the Company's Class A Common Stock will appreciate in value from the date of grant to the end of the option term at rates (compounded annually) of 5% and 10%, respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the Company's Class A Common Stock. The assumed annual rates of appreciation of 5% and 10% would result in the $8.00 per share price of the Company's Class A Stock at December 31, 1997 increasing to $13.03 and $20.75, respectively, over the 10 year term of the options granted above.

(2) These options, which were issued on December 31, 1997, vest in annual increments from the date of grant, as follows: (i) the first 500 vest in one year, (ii) the second 500 vest in two years, (iii) 50% of the remaining balance vests in three years, (iv) 50% of the then remaining balance vests in four years, and (v) the remaining options vest in five years.

FISCAL YEAR END OPTION VALUES

None of the stock options issued by the Company to the named executives were exercised during fiscal 1997. The following table sets forth certain information regarding the number of unexercised stock options held by the named executives as of December 31, 1997.

                                       NUMBER OF SECURITIES
                                      UNDERLYING UNEXERCISED                 VALUE OF UNEXERCISED
                                            OPTIONS AT                     IN-THE-MONEY OPTIONS AT
                                      DECEMBER 31, 1997 (#)                 DECEMBER 31, 1997 ($)
                                 ---------------------------------     ---------------------------------
NAME                              EXERCISABLE      UNEXERCISABLE        EXERCISABLE      UNEXERCISABLE
----------------------------     ---------------------------------     ---------------------------------

Jack W. Nicklaus                         65,000               ---                 ---               ---

Richard P. Bellinger                     28,800            97,200                 ---               ---

Stephen S. Winslett                         ---            30,000                 ---               ---

Thomas P. Hislop                          9,600            40,800                 ---               ---

Mark F. Hesemann                          9,600            22,400                 ---               ---

Jack P. Bates                             9,600            22,400                 ---               ---

COMPENSATION OF DIRECTORS

Directors of the Company who are also employees of the Company do not receive fees or retainers for serving as directors. Each non-employee director is entitled to receive $20,000 per year for his services as a director plus reimbursement of travel expenses to board and committee meetings. Each non-employee director is also entitled to receive $1,000 per quarter for his participation on the Audit Committee and Compensation Committee of the Company's Board of Directors. Pursuant to the Option Plan, non-employee directors are automatically granted non-qualified options each year to purchase 1,000 shares of the Company's Class A Common Stock on the first business day following the Company's annual meeting of shareholders. Such options are granted with an exercise price equal to the fair market value of the stock on the date of grant and have a term of ten years.

EMPLOYMENT AGREEMENTS

Upon the closing of the initial public offering of its Class A Common Stock, the Company entered into employment agreements, effective August 1, 1996, with Messrs. Nicklaus, Bellinger, Hislop, Hesemann and Bates.

The employment agreement with Mr. Nicklaus provides for an annual base salary of $125,000, subject to annual increases as determined by the Compensation Committee of the Company's Board of Directors, which is comprised entirely of non-employee directors. Under the terms of the agreement, the Company has agreed to employ Mr. Nicklaus for a period of five years, which period is automatically extended for additional one year periods until the employment agreement is terminated by the Company or Mr. Nicklaus. In addition to the time associated with serving as the Chairman of the Board of the Company, Mr. Nicklaus is required to spend a maximum of ten days performing personal services or making appearances in connection with the Company's licensing arrangements and marketing partnerships. Compensation for any additional days in which Mr. Nicklaus agrees to provide such personal services or appearances on behalf of the Company is to be mutually agreed upon by the Company and Mr. Nicklaus on a case-by-case basis. Pursuant to his employment agreement, Mr. Nicklaus is also entitled to receive options to purchase 65,000 shares of Class A Common Stock each year, for a period of four years, commencing on August 1, 1997. The options are immediately exercisable upon grant, expire in 2006 and have a per share price equal to the fair market value on the date of grant. In the event of Mr. Nicklaus' death, Mr. Nicklaus' heirs will be entitled to continue to receive the stock options which Mr. Nicklaus would have been entitled to receive under the employment agreement.

The initial employment agreements with Messrs. Bellinger, Hislop, Hesemann and Bates provided for annual base salaries for services provided to the Company of $450,000, $210,000, $210,000 and $160,000, respectively, subject in each case to annual increases as determined by the Compensation Committee of the Company's Board of Directors. Effective January 1, 1998, the Compensation Committee authorized an increase in the annual base salary of Mr. Bellinger to $500,000. On October 22, 1997, Mr. Bates resigned from the Company upon his appointment as Chief Operating Officer of International. Pursuant to an organizational restructuring, Mr. Hesemann resigned from the Company effective January 1, 1998 upon his appointment as Senior Vice President of International.

Under the terms of the respective agreements, the Company has agreed to employ Messrs. Bellinger and Hislop for periods extending through September 30, 2001 and September 30, 2000, respectively. Such initial employment terms are automatically extended for additional two-year periods until the respective employment agreements are terminated by the Company or the executive. The terms of the respective employment agreements also provide that if Messrs. Bellinger or Hislop are terminated by the Company without "cause," as defined, or if the Company does not renew their employment upon the expiration of the original term or any renewal term thereof, such executives will be entitled to continue to be paid for the greater of the remainder of their current employment term or two years. The annual amounts payable under such provision include the base salary in effect at the time of termination and an amount equal to the additional bonus compensation paid in the most recent fiscal year prior to termination. In addition, such executives would be entitled to receive health insurance benefits for themselves and their families for a period of 18 months. If an executive's employment is terminated for any of the reasons listed above within one year of a change of control of the Company, such executive will be entitled to receive all of the amounts described above in a lump sum cash payment. If any of the executives are terminated for cause or resigns, the payment of salary and additional compensation will cease.

The terms of the initial employment agreement with Mr. Bellinger required that he dedicate at least 80% of his business time to providing services to the Company and provided that the remainder of his business time could be spent on management of other entities, including those controlled by Mr. Nicklaus. However, effective January 1, 1998, this arrangement was modified to provide that Mr. Bellinger will now be required to devote at least 90% of his business time to providing services to the Company.

Mr. Winslett joined the Company on October 22, 1997 at an annual base salary of $200,000, subject to annual increases as determined by the Compensation Committee. In the event that his employment is terminated due to death, disability or "wrongful termination," as defined, Mr. Winslett or his heirs will be entitled to receive his annual base compensation and health insurance benefits for himself and his family for a period of one year, together with a pro-rata portion of the amount of any additional bonus compensation that he would otherwise have been entitled to during the year of such termination. If a wrongful termination occurs within one year of a "change of control," as defined, the total compensation due, attributable to his base annual salary and any additional bonus compensation, is payable in a lump sum within 30 days after such termination, and Mr. Winslett will be entitled to receive health insurance benefits for himself and his family for a period of one year.

The Company's employment arrangements with Messrs. Bellinger, Hislop and Winslett provide for the payment of annual performance-based additional bonus compensation equal to a percentage of such executive's base salary, based on the achievement by the Company and the executive of certain pre-established performance objectives. During fiscal 1997, the Company did not pay any amounts attributable to such performance-based compensation. Each employment agreement also contains certain provisions with respect to confidentiality and non-competition.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Prior to the Company's initial public offering on August 1, 1996, the Company had no separate compensation committee or other board committee performing equivalent functions. During this period, the Company's Board of Directors carried out this function, with each of the directors of the Company participating in deliberations concerning executive compensation. In October 1996, the Company elected three outside non-employee directors and appointed them as the sole members of the newly created Compensation Committee. With the appointment of Messrs. Birk, Chapdelaine and McGovern, the Compensation Committee was comprised entirely of non-employee directors during fiscal 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of March 6, 1998 by (i) each person or entity who is the beneficial owner of five percent or more of the outstanding shares of Class A Common Stock or Class B Common Stock, (ii) each director and named executive officer of the Company and
(iii) all directors and executive officers of the Company as a group. The business address of each five percent holder, director and named executive officer listed below is the Company's corporate address. As described in the notes to the table, voting and/or investment power with respect to certain shares of Common Stock is shared by the named executives. Consequently, such shares may be shown as beneficially owned by more than one person.

                                                              AMOUNT AND NATURE OF
                                                              BENEFICIAL OWNERSHIP                  PERCENT OF
                                                    -----------------------------------------      TOTAL VOTING
                                                        NUMBER OF              NUMBER OF             POWER OF
                                                     SHARES OF CLASS A      SHARES OF CLASS B       OUTSTANDING
                                                      COMMON STOCK           COMMON STOCK             COMMON
BENEFICIAL OWNER                                          OWNED                OWNED(2)              STOCK(1)
------------------------------------------------    ------------------     ------------------     ---------------

Jack W. Nicklaus(3)(5)                                        240,000              2,760,000               91.7%

Golden Bear International, Inc.(4)                                ---              1,320,000               43.5%

Richard P. Bellinger and Barbara B.
   Nicklaus, as co-trustees(5)                                    ---                573,600               18.9%

Richard P. Bellinger(5)(6)                                    120,000                    ---                   *

Thomas P. Hislop(6)                                            40,000                    ---                   *

Mark F. Hesemann(6)                                            40,000                    ---                   *

Jack P. Bates(6)                                               40,000                    ---                   *

Roger E. Birk                                                   7,500                    ---                   *

Richard F. Chapdelaine                                          3,150                    ---                   *

John F. McGovern                                                3,000                    ---                   *

All directors and executive officers as
   a group (8 persons)(3)(5)(6)                               253,650              2,760,000               91.8%

------------------------------------------------

 *     Represents less than 1% of the total.

(1) The calculation of the percent of total voting power of outstanding Common Stock is based on the respective number of shares of Class A Common Stock and Class B Common Stock outstanding as of March 6, 1998, at which date there were 2,744,962 shares of Class A Common Stock and 2,760,000 shares of Class B Common Stock outstanding. Each share of Class B Common Stock entitles the holder to ten votes.

(2) The shares of Class B Common Stock are identical to the shares of Class A Common Stock in all respects, except for voting rights, certain conversion rights and transfer restrictions. While each share of Class A Common Stock entitles the holder to one vote on each matter submitted to a vote of the Company's shareholders, each share of Class B Common Stock entitles the holder to ten votes on each such matter, including the election of directors. Each share of Class B Common Stock is convertible at the option of the holder into one share of Class A Common Stock and is automatically converted into a share of Class A Common Stock upon the transfer to a person who is not a Nicklaus Family Member, as defined, or if the total number of shares of Class B Common Stock is less than 20% of the aggregate number of shares of Common Stock outstanding on the record date of any shareholders meeting.

(3) Includes the 573,600 shares of Class B Common Stock held in family trusts for the benefit of Mr. Nicklaus' children, and the 240,000 shares of Class A Common Stock pledged to Mr. Nicklaus by Messrs. Bellinger, Hislop, Hesemann and Bates as to which Mr. Nicklaus disclaims beneficial ownership. Also includes the 1,320,000 shares of Class B Common Stock owned of record by International.

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

(6) All such shares are pledged to Mr. Nicklaus to secure loans made by Mr. Nicklaus to such individuals. All of these shares are also subject to shareholder agreements with Mr. Nicklaus, prohibiting Messrs. Bellinger, Hislop, Hesemann or Bates from selling or otherwise disposing of any such shares without Mr. Nicklaus' consent for a two-year period ending in July 1998, granting Mr. Nicklaus the right to vote all of such shares until the shares are sold or transferred to a third party and imposing certain limitations on the transfer of such shares. Mr. Nicklaus disclaims beneficial ownership of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ARRANGEMENTS WITH INTERNATIONAL

Pursuant to a design services marketing agreement, the Company marketed golf course designs worldwide for Nicklaus Design, the golf course design division of International. As part of an organizational restructuring to refocus on its core businesses, the Company terminated the design services marketing agreement effective January 1, 1998. Concurrent with the termination of the design services agreement, the Company entered into a ten year exclusive commitment from International to market the Company's golf course construction services to Nicklaus Design clients and prospects. The Company's golf course construction operations are performed through its wholly-owned subsidiary, Paragon Construction International, Inc. ("Paragon"). The arrangement between the parties will permit Paragon to utilize the services of Nicklaus Design's sales staff as needed on an independent contract basis and Paragon will be compensated by Nicklaus Design for design leads generated through Paragon's activities. Under the previous design services marketing agreement, the Company generally had been entitled to 10% of the gross design fees collected by Nicklaus Design for its role in marketing such design services. The Company earned commissions in this capacity of approximately $1.3 million during fiscal 1997.

Under the terms of a personal services management agreement, International and Mr. Nicklaus have retained the Company as the exclusive manager and representative to market the personal endorsement services of Mr. Nicklaus, pursuant to which the Company is generally entitled to approximately 20% to 30% of the personal endorsement fees received by Mr. Nicklaus. During fiscal 1997, the Company earned management fee revenues attributable to providing such services of $565,905.

The Company has an office staff sharing agreement with International which provides for the sharing of the services of certain specifically identified office staff and personnel that can effectively serve the needs of both organizations. A total of $458,964 attributable to payroll and related costs associated with such shared employees was allocated to International during fiscal 1997. The Company also previously subleased its corporate office facilities from International through July 31, 1997. The rent expense incurred under such sublease for the first seven months of fiscal 1997 was $358,755. Effective August 1, 1997, the Company entered into a separate lease agreement for its corporate office facilities directly with the owner of such facilities. In addition, the Company had maintained certain office space in Singapore through October 31, 1997 that was shared with International. During the ten months ended October 31, 1997, a total of $239,000 of costs associated with maintaining such facilities was allocated to International. Effective November 1, 1997, the Company relocated its office facilities in Singapore and entered into a lease for its new facilities that are no longer shared with International.

During fiscal 1997, the Company paid a $100,000 investment banking fee to International for services rendered by Golden Bear Financial Services, a division of International, in connection with negotiating the $10 million revolving credit facility that the Company obtained during the year. The fee is equal to 1% of the total facility commitment.

As of December 31, 1997, the Company had a net receivable balance due from International in the amount of $184,502, substantially all of which was comprised of commissions payable under the design services marketing agreement.

Certain of the Company's named executives, Messrs. Nicklaus, Bellinger and Bates provide services in various capacities to International and its affiliates on an ongoing basis. During fiscal 1997, Mr. Nicklaus received a salary of $675,000 for services rendered to International and its affiliates. Under the terms of their respective employment agreements, Messrs. Bellinger and Bates were required to dedicate at least 80% of their business time to the Company during 1997. The remainder of their business time could be spent on management of other entities, including International. During fiscal 1997, Messrs. Bellinger and Bates received salaries of $180,000 and $66,667, respectively, for their services performed on behalf of International and it affiliates. In addition, Messrs. Bellinger and Bates received bonus compensation of $103,013 and $38,860, respectively, for their services performed in such capacities during 1997. Such compensation for Messrs. Nicklaus, Bellinger and Bates was charged entirely to International and is not reflected in the Company's consolidated financial statements for fiscal 1997. Additionally, during fiscal 1997, Messrs. Bellinger, Hislop, Hesemann and Bates each were paid $72,000 by International representing deferred compensation that had been accrued for services performed in previous years prior to fiscal 1997. Such deferred compensation had been charged to the operations of International in previous years, and accordingly, none of the expense associated with such deferred compensation has been reflected in the historical financial statements of the Company.

NICKLAUS GOLF EQUIPMENT COMPANY, L.C.

In the ordinary course of business, the Company purchases golf equipment manufactured by Nicklaus Golf Equipment Company, L.C., a privately owned company in which Mr. Nicklaus has a 50% equity interest. Such equipment is purchased primarily for resale in the pro shops of the Company's golf centers and for promotional programs associated with the Company's Nicklaus Flick Golf Schools. During fiscal 1997, the Company purchased golf equipment at an aggregate cost of $405,205.

EXECUTIVE SPORTS INTERNATIONAL

During the year ended December 31, 1997, the Company paid Executive Sports International ("ESI"), formerly a division of International, $125,101 for certain printing and graphics services. In October of 1997, ESI was sold by International to outside parties which included a Nicklaus Family Member.

JACK NICKLAUS APPAREL INTERNATIONAL

Accounts receivable at December 31, 1997 included $204,154 due from the Company's joint venture equity investee, Jack Nicklaus Apparel International, for certain costs associated with a brand marketing research project that were previously paid by the Company on its behalf.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 1998.



                                   GOLDEN BEAR GOLF, INC.



                                   By:   /S/  RICHARD P. BELLINGER
                                         ---------------------------------------
                                         Richard P. Bellinger
                                         President and Chief Executive Officer