Form 10-Q
period 1998-03-31
GOLDEN BEAR GOLF INC
filed 1998-05-15
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] - Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1998

                                       or

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

                           Yes  [X]      No [ ]

The Registrant had outstanding 2,744,962 shares of Class A Common Stock (par value $.01 per share) and 2,760,000 shares of Class B Common Stock (par value $.01 per share) as of May 8, 1998.

                             GOLDEN BEAR GOLF, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                            PAGE
                                                                            ----
PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets as of
             March 31, 1998 (Unaudited) and December 31, 1997..............   3

           Consolidated Condensed Statements of Operations (Unaudited)
             for the Three Months Ended March 31, 1998 and 1997............   4

           Consolidated Condensed Statements of Cash Flows (Unaudited)
             for the Three Months Ended March 31, 1998 and 1997............   5

           Notes to Consolidated Condensed Financial Statements (Unaudited).  6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...................  13

PART II -  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K................................  17

Signatures.................................................................  18


PART I  -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                    GOLDEN BEAR GOLF, INC.

                            CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                         MARCH 31,     DECEMBER 31,
                                                                           1998            1997
                                                                       -----------     ------------
                                                                       (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                            $  2,408,688    $  2,711,014
  Accounts receivable, net                                               14,512,260      13,787,145
  Due from International                                                       --           184,502
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                11,563,982      11,462,323
  Inventory                                                               2,563,412       2,445,465
  Prepaid expenses and other current assets                               1,391,973         994,844
                                                                       ------------    ------------
         Total current assets                                            32,440,315      31,585,293

PROPERTY AND EQUIPMENT, net                                              29,368,652      28,355,232

INTANGIBLES AND OTHER ASSETS, net                                         9,997,135       9,300,154
                                                                       ------------    ------------
         Total assets                                                  $ 71,806,102    $ 69,240,679
                                                                       ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                     $  5,909,919    $  5,877,231
  Accrued liabilities                                                     4,517,052       7,264,307
  Due to International                                                       56,539            --
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                   115,719          90,610
  Deferred revenue                                                        1,691,142         689,816
  Current portion of notes payable and capital leases                     6,702,627       1,213,707
                                                                       ------------    ------------
         Total current liabilities                                       18,992,998      15,135,671
                                                                       ------------    ------------
NOTES PAYABLE AND CAPITAL LEASES, net of current portion                 18,262,493      18,776,107
                                                                       ------------    ------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 20,000,000 shares authorized,
    no shares issued and outstanding                                           --              --
  Common stock-
    Class A, $.01 par value, 70,000,000 shares authorized, 2,744,962
      shares issued and outstanding                                          27,450          27,450
    Class B, $.01 par value, 10,000,000 shares authorized, 2,760,000
      shares issued and outstanding                                          27,600          27,600
  Additional paid-in capital                                             40,856,943      40,856,943
  Accumulated deficit                                                    (6,361,382)     (5,583,092)
                                                                       ------------    ------------
         Total shareholders' equity                                      34,550,611      35,328,901
                                                                       ------------    ------------
         Total liabilities and shareholders' equity                    $ 71,806,102    $ 69,240,679
                                                                       ============    ============


               The accompanying notes are an integral part of these statements.


                                    GOLDEN BEAR GOLF, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          ----------------------------
REVENUES:                                                     1998            1997
                                                          ------------    ------------
  Consumer Division-
    Golf centers, golf instruction and related revenues   $  5,383,579    $  3,900,091
    Licensing and other revenues                               884,622         727,173
    Income from operations of JNAI                             108,914         405,924
    Related party commissions and management fees               93,625         516,893
                                                          ------------    ------------
      Total Consumer Division                                6,470,740       5,550,081

  Construction Division                                     16,016,615       1,270,498
                                                          ------------    ------------
      Total revenues                                        22,487,355       6,820,579
                                                          ------------    ------------

OPERATING COSTS AND EXPENSES:
  Construction and shaping costs                            13,626,743       1,582,142
  Operating expenses                                         7,275,034       6,172,775
  Corporate administration                                   1,203,112       1,305,960
  Depreciation and amortization                                930,234         289,695
                                                          ------------    ------------
      Total operating costs and expenses                    23,035,123       9,350,572
                                                          ------------    ------------

      Loss from operations                                    (547,768)     (2,529,993)
                                                          ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income                                               32,470         138,908
  Interest expense                                            (445,470)       (176,576)
  Other                                                       (126,013)         56,509
                                                          ------------    ------------
      Total other income (expense)                            (539,013)         18,841
                                                          ------------    ------------
      Loss before income taxes                              (1,086,781)     (2,511,152)

BENEFIT FOR INCOME TAXES                                      (308,491)       (908,510)
                                                          ------------    ------------
      Net loss                                            $   (778,290)   $ (1,602,642)
                                                          ============    ============
EARNINGS PER SHARE - BASIC AND DILUTED:
      Net loss per share                                  $      (0.14)   $      (0.29)
                                                          ============    ============

Weighted average common shares outstanding                   5,504,962       5,505,912
                                                          ============    ============


        The accompanying notes are an integral part of these statements.


                             GOLDEN BEAR GOLF, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    ----------------------------
                                                                        1998            1997
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $   (778,290)   $ (1,602,642)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                       930,234         289,695
     Changes in assets and liabilities:
        Accounts receivable                                             (725,115)     (1,173,700)
        Due from/to International                                        241,041        (658,964)
        Costs and estimated earnings in excess of billings on
           on uncompleted contracts                                     (101,659)        361,115
        Inventory                                                       (117,947)       (403,241)
        Prepaid expenses and other current assets                       (397,129)       (270,607)
        Intangibles and other assets                                    (458,859)       (558,571)
        Deferred tax asset                                              (361,804)       (938,971)
        Accounts payable                                                  32,688      (1,902,917)
        Accrued liabilities                                           (2,747,255)        339,158
        Billings in excess of costs and estimated earnings on             25,109         548,507
            uncompleted contracts
        Deferred revenue                                               1,001,326         666,573
                                                                    ------------    ------------
           Net cash used in operating activities                      (3,457,660)     (5,304,565)
                                                                    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of golf centers                                               --        (1,465,236)
  Capital expenditures, net                                             (489,747)     (1,508,059)
                                                                    ------------    ------------
           Net cash used in investing activities                        (489,747)     (2,973,295)
                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term credit facility                             5,000,000            --
  Proceeds from (payments on) revolving credit facilities, net        (1,713,000)        173,460
  Proceeds from capital lease obligation                                 674,152            --
  Payments on notes payable and capital leases                          (316,071)       (111,905)
  Proceeds from exercise of stock options                                   --            50,400
  Repurchase and retirement of common stock                                 --           (43,813)
                                                                    ------------    ------------
           Net cash provided by financing activities                   3,645,081          68,142
                                                                    ------------    ------------
           Net decrease in cash and cash equivalents                    (302,326)     (8,209,718)

CASH AND CASH EQUIVALENTS, beginning of period                         2,711,014      16,477,420
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                            $  2,408,688    $  8,267,702
                                                                    ============    ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   ACTIVITIES:
     Acquisitions of equipment accounted for as capital leases      $  1,330,225    $       --
     Notes payable issued in connection with the acquisition of     $       --      $  2,899,000
         golf centers


        The accompanying notes are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited Consolidated Financial Statements and Notes thereto included in Golden Bear Golf, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.

The results of operations and cash flows for the three months ended March 31, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 1998.

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

DEFERRED INCOME TAXES

Included in intangibles and other assets on the accompanying Consolidated Condensed Balance Sheet as of March 31, 1998 is a net deferred income tax asset of $2,110,006, comprised primarily of the unrealized net operating loss carryforwards generated by the operating losses incurred during the 1997 fiscal year and the three months ended March 31, 1998. Management believes the Company will generate sufficient taxable income in future periods to absorb such net operating loss carryforwards and that it is more likely than not that the net deferred tax asset as of March 31, 1998 will be realized. Accordingly, no additional provision to the valuation allowance associated with the net deferred income tax asset was recorded for the three months ended March 31, 1998.

EARNINGS PER SHARE

Effective December 15, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which among other changes, requires that basic earnings per share be computed without regard to any outstanding common equivalent shares. Earnings per share in the accompanying Consolidated Condensed Statements of Operations is computed by dividing the net loss by the weighted average common shares outstanding for the respective periods presented. Diluted earnings per share as computed under SFAS No. 128 includes the effects of common stock equivalents, including the dilutive effect of all outstanding stock options using the treasury stock method. Diluted earnings per share is the same as basic earnings per share in the accompanying Consolidated Condensed Statements of Operations. Options to purchase 670,150 and 420,138 shares of common stock were not included in computing earnings per share for the three months ended March 31, 1998 and 1997, respectively, because their effects were anti-dilutive for the respective periods.

COMPREHENSIVE INCOME

Required for 1998 financial statements, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (i) classify items of other comprehensive income by their nature in financial statements and
(ii) display the accumulated balance of other comprehensive income separately from retained deficit and additional paid-in capital in the equity section of the balance sheets. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. During the three months ended March 31, 1998 and 1997, the Company did not have any changes in its equity resulting from such non-owner sources, and accordingly, comprehensive income as set forth by SFAS No. 130 was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Condensed Statements of Operations.

SEGMENT REPORTING

Pursuant to the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is required to be adopted in fiscal 1998, a public business enterprise must report financial and other descriptive information about its reportable operating segments. Required disclosures include, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Information with respect to the Company's two reportable segments, comprised of the Consumer Division and Construction Division, is included herein in Note 7.

2.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted construction and shaping contracts consist of the following for contracts recognized under the percentage-of-completion method of accounting:

                                                    MARCH 31,       DECEMBER 31,
                                                      1998              1997
                                                  ------------      ------------
    Costs incurred on uncompleted contracts       $ 40,189,259      $32,470,873
    Estimated earnings                               9,175,789        7,175,348
                                                  ------------      ------------
                                                    49,365,048       39,646,221
    Less billings to date                           37,916,785       28,274,508
                                                  ------------      ------------
                                                   $11,448,263      $11,371,713
                                                  ============      ============

The amounts associated with costs and estimated earnings on uncompleted construction and shaping costs are included in the accompanying Consolidated Condensed Balance Sheets under the following captions:

                                                    MARCH 31,       DECEMBER 31,
                                                      1998              1997
                                                  ------------      ------------
     Costs and estimated earnings in excess of
       billings on uncompleted contracts          $ 11,563,982      $11,462,323

     Billings in excess of costs and estimated
       earnings on uncompleted contracts              (115,719)         (90,610)
                                                  ------------      ------------
                                                   $11,448,260      $11,371,713
                                                  ============      ============

3.  NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consist of the following:


                                                                              MARCH 31,     DECEMBER 31,
                                                                                1998            1997
                                                                            ------------    ------------
Note payable to financial institution, due in monthly principal installments of $10,000 plus interest at prime + 3/4%,
   with balloon payment due at maturity in August, 2003                     $  1,600,000    $  1,640,000

Notes payable to sellers of golf centers, with interest
   ranging from 8% to prime + 1 1/4%, maturing through June, 2004(1)           3,724,818       3,780,723

Capital lease obligations secured by certain golf center facilities,
   maturing through April, 2025                                                2,415,021       2,424,751

Deferred profit participation obligation, payable quarterly, discounted
   at an effective rate of 9%, matures December, 2006                            391,915         398,940

Capital lease obligations secured by equipment and furniture,
   maturing through January, 2003(2)                                           3,696,220       1,804,047

Revolving credit facility with a bank, with interest at prime payable
   quarterly, matures in September, 1999(3)                                    7,159,410       8,872,410

Short-term credit facility with a bank, with interest at greater of prime
   or Federal Funds rate +1/2% payable at maturity in May, 1998(4)             5,000,000            --

Notes payable, with principal and interest ranging from 8 3/4% to
   10 3/4% payable monthly, maturing through December, 2002(5)                   977,736       1,068,943
                                                                            ------------    ------------
                                                                              24,965,120      19,989,814
Less current portion                                                          (6,702,627)     (1,213,707)
                                                                            ------------    ------------
                                                                            $ 18,262,493    $ 18,776,107
                                                                            ============    ============

-------------------------
(1) In September 1996, the Company issued a note payable for $750,000 in connection with its acquisition of Highlander Facilities. The note is secured by certain property and equipment of the golf center and bears interest at 8% payable monthly, with the entire principal due in August 2001.

    In December 1996, the Company issued a note payable for $350,000 in connection with the purchase of MacDivott's Golf Center. The note is secured by certain property and equipment of the golf center and bears interest at prime + 1/2% payable quarterly, with the entire principal due in December 1999. In August 1997, the Company purchased a mini-golf facility located adjacent to MacDivott's Golf Center and issued a promissory note for $175,000 in connection with such acquisition. The promissory note is secured by certain property and equipment of the mini-golf facility and requires quarterly principal payments of $6,250 plus interest at prime + 1%. Based on such required quarterly payments, the note will be fully amortized in June 2004. The outstanding principal balance on the note was $156,250 at March 31, 1998.

    In January 1997, the Company incurred certain secured indebtedness aggregating approximately $2.1 million in connection with the purchase of Oasis Golf Center. During 1997 the Company modified certain terms associated with such indebtedness and consolidated the obligations into a $1.8 million promissory note requiring monthly payments of principal and interest at prime + 1 1/4% calculated on a ten year amortization schedule. In addition to such recurring monthly installments, the Company is also obligated to make additional annual $50,000 principal payments in September of each year through 2002 at which time any remaining outstanding principal is payable in a balloon payment. The outstanding principal balance on the note was $1.8 million at March 31, 1998.





3.  NOTES PAYABLE AND CAPITAL LEASES - (CONTINUED)

(1) (Continued) In February 1997, the Company issued a note payable for $800,000 in connection with the purchase of Caddy-Shack Golf Dome. The note is secured by certain property and equipment of the golf center and requires quarterly payments of $38,820 representing the amortization of principal and interest at 9%. Based on such required quarterly payments, the note will be fully amortized in March 2004. The outstanding principal balance on the note was $713,866 at March 31, 1998.

(2) The Company acquired certain construction equipment, computer equipment, office furniture and phone systems equipment by entering into financing arrangements that were accounted for as capital leases. Included in such capital lease obligations are additions during the three months ended March 31, 1998 of approximately $1.1 million to finance the acquisition of certain construction equipment and $914,452 attributable to the acquisition and implementation of a new point of sale computer system for the Company's golf centers operations. Included in the total for the new computer system is $674,152 representing cash received directly by the Company which was used to pay for various components of the total cost associated with the new system. These capital lease obligations have terms of up to five years and require monthly payments representing principal and interest at rates ranging from 8 1/2% to 12.7%.

(3) In September 1997, the Company entered into a definitive credit agreement with a bank for a $10 million revolving credit facility that has a term of two years. Outstanding borrowings, which bear interest at the prime rate payable quarterly, are secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term debt.

(4) On February 27, 1998, the Company entered into a second definitive credit agreement with the financial institution that previously in September 1997 had provided the $10 million revolving credit facility to the Company. The new credit facility provides for additional short-term borrowings of up to $5 million to be used to finance the working capital requirements of the Company's wholly-owned construction subsidiary, Paragon Construction International, Inc. ("Paragon"). Such borrowings are limited to a percentage of Paragon's eligible trade receivables and net costs and estimated earnings in excess of billings on uncompleted construction contracts, subject to certain limitations and stipulations as set forth in the credit agreement. The new credit agreement provides for a term of 90 days and borrowings thereunder bear interest at the greater of (i) the prime rate or (ii) the Federal Funds rate plus 1/2% per annum, payable at maturity. Outstanding borrowings are cross-collateralized with related indebtedness under the $10 million revolving credit facility previously provided to the Company by this same lender, whereby all advances payable to such lender are secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term debt.

(5) The Company financed the purchase of certain construction equipment and vehicles by issuing notes payable secured by the assets purchased. Such notes payable have terms of up to five years and require monthly payments representing principal and interest at rates ranging from 8 3/4% to 10 3/4%.


The credit agreement for the $10 million revolving credit facility contains customary conditions and covenants with respect to the conduct of the Company's business, including dividend payment limitations, and requires the maintenance of various financial ratios. At March 31, 1998, the Company was out of compliance with respect to its maintenance of the required ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense plus current maturities of debt, as defined in the credit agreement, for which it obtained a waiver from the financial institution. To the extent that the Company does not generate sufficient EBITDA during the remainder of the current fiscal year, the Company may fail to comply with this required financial covenant and there is no assurance that any additional waivers will be granted. Any default under the credit agreement could result in the acceleration of the maturity of all outstanding borrowings under the Company's $10 million credit facility. See Note 8. Effective as of December 31, 1997, certain of the ratios associated with the financial covenants were amended by the financial institution, bringing the Company into compliance with all required financial covenants as of that date.

4.  ARBITRATION CLAIMS AND CONSTRUCTION WARRANTIES

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and related amounts due, together with additional damages, totaling approximately $350,000. Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. Although the customer recently claimed its damages were in excess of $1.2 million, the initial claim submitted by the customer in arbitration was for $750,000. The ultimate outcome of this matter is not determinable at this time; accordingly, no provision for loss regarding this matter had been established at March 31, 1998.

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

The following is a condensed summary of the operating results of JNAI:

                                               FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                               ----------------------------
                                                  1998             1997
                                               ------------    ------------
   Licensing revenues                          $   379,845     $   765,250
   Operating expenses                              114,955          83,268
   Provision (benefit) for income taxes             47,062        (129,866)
                                               ============    ============
   Net income                                   $  217,828     $   811,848
                                               ============    ============


6.  RELATED PARTY TRANSACTIONS

Pursuant to a design services marketing agreement, the Company marketed golf course designs worldwide for Nicklaus Design, the golf course design division of Golden Bear International, Inc. ("International"), a privately owned company controlled by Jack Nicklaus. As part of an organizational restructuring to refocus on its core businesses, the Company terminated the design services marketing agreement effective January 1, 1998. Concurrent with the termination of the design services agreement, International assumed certain financial obligations of the Company to employees and third parties formerly involved in the design marketing function, and the Company obtained a ten year exclusive commitment from International to continue the marketing of Paragon's golf course construction services to Nicklaus Design clients and prospects. The arrangement between the parties will permit Paragon to utilize the services of Nicklaus Design's sales staff as needed on an independent contract basis and Paragon has agreed to pay International a commission equal to five percent of the projected gross profit margin negotiated by Paragon in golf course construction contracts procured by Nicklaus Design. The Company and Paragon will also be entitled to receive finder's fees from International for business leads generated by them which result in definitive golf course contracts for Nicklaus Design.

Under the previous design services marketing agreement, the Company generally had been entitled to 10% of the gross design fees collected by Nicklaus Design for its role in marketing such design services. At December 31, 1997, the Company had a net receivable balance due from International in the amount of $184,502, substantially all of which was comprised of commissions payable under the former design services marketing agreement. The Company had earned commissions in this capacity of $359,393 during the three months ended March 31, 1997.

Pursuant to the terms of a personal services management agreement, International and Mr. Nicklaus have retained the Company as the exclusive manager and representative to market the personal endorsement services of Mr. Nicklaus, pursuant to which the Company is generally entitled to approximately 20% to 30% of the personal endorsement fees received by Mr. Nicklaus. During the three months ended March 31, 1998 and 1997, the Company earned management fees attributable to providing such services of $93,625 and $157,500, respectively.

The Company has an office staff sharing agreement with International which provides for the sharing of the services of certain specifically identified office staff and personnel that can effectively serve the needs of both organizations. During the first three months of fiscal 1998 and 1997, payroll and related costs associated with such shared employees totaling $27,750 and $145,200, respectively, were allocated to International. The Company also previously subleased its corporate office facilities from International through July 31, 1997. The rent expense incurred under such sublease for the first three months of fiscal 1997 was $148,402. Effective August 1, 1997, the Company entered into a separate lease agreement for its corporate office facilities directly with the owner of such facilities. In addition, the Company had maintained certain office space in Singapore through October 31, 1997 that was shared with International. During the three months ended March 31, 1997, a total of $70,000 of costs associated with maintaining such facilities was allocated to International. Effective November 1, 1997, the Company relocated its office facilities in Singapore and entered into a lease for its new facilities that are no longer shared with International. As of March 31, 1998, the Company had a net balance due to International of $56,539, comprised primarily of billings for certain golf course maintenance consulting services provided on behalf of Paragon.

In the ordinary course of business, the Company purchases golf equipment manufactured by Nicklaus Golf Equipment Company, L.C., a privately owned company in which Mr. Nicklaus has a 50% equity interest. Such equipment is purchased primarily for resale in the pro shops of the Company's golf centers and for promotional programs associated with the Company's Nicklaus Flick Golf Schools. During the three months ended March 31, 1998 and 1997, the Company purchased such golf equipment at a cost of $7,658 and $38,667, respectively.

During the three months ended March 31, 1998 and 1997, the Company paid Executive Sports International, a privately held company owned in part by a member of the Nicklaus family, $53,197 and $9,968, respectively, for certain printing and graphics services.

7.  SEGMENT REPORTING

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

The revenues and operating income (loss) of the respective segments are set forth below.

                                                   FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                  ----------------------------
                                                     1998            1997
                                                  ------------    ------------
     Revenues:
        Consumer Division                         $  6,470,740    $ 5,550,081
        Construction Division                       16,016,615      1,270,498
                                                  ------------    ------------
                                                  $ 22,487,355    $ 6,820,579
                                                  ============    ============
     Operating income (loss):
        Consumer Division                         $   (492,834)   $   (90,857)
        Construction Division                        1,242,228     (1,095,676)
        Corporate administration(1)                 (1,297,162)    (1,343,460)
                                                  ------------    ------------
                                                  $   (547,768)   $(2,529,993)
                                                  ============    ============

(1) Includes amounts attributable to depreciation and amortization of $94,050 and $37,500 for the three months ended March 31, 1998 and 1997, respectively.

Information with respect to identifiable assets of the respective segments is set forth below.

                                                    MARCH 31,      DECEMBER 31,
                                                      1998            1997
                                                  ------------    ------------
     Identifiable assets:
        Consumer Division                         $ 36,009,908    $35,535,513
        Construction Division                       30,730,156     28,539,674
        Corporate administration                     5,066,038      5,165,492
                                                  ------------    ------------
                                                  $ 71,806,102    $69,240,679
                                                  ============    ============

8.  SUBSEQUENT EVENT

In connection with the departure of certain members of Paragon's senior management subsequent to March 31, 1998, the Company has commenced an internal review of Paragon's construction projects, focusing on the status of such projects, along with the costs required to fully complete the jobs and anticipated profitability. Specific attention is directed toward determining contract requirements, including amendments and change orders, and the related estimated anticipated costs of fulfilling those requirements. Based on currently available information, the Company believes it may be necessary to recognize losses associated with certain projects. However, the estimated amount of such losses, if any, is not currently determinable and accordingly, no provision for loss regarding this matter had been established as of March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As part of an organizational restructuring to refocus on its core businesses, the operations and financial activity associated with the Company's former Golf and Marketing Divisions have been consolidated into a new Consumer Division. Accordingly, the Company now operates its business through two divisions comprised of the Consumer Division and the Construction Division. The Consumer Division owns, operates and licenses the Company's golf practice and instruction facilities under the JACK NICKLAUS GOLF CENTER, JACK NICKLAUS ACADEMY OF GOLF and GOLDEN BEAR GOLF CENTER brand names. In addition, the Consumer Division is involved in the licensing of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS FLICK GOLF SCHOOLS and the generation of marketing fees related to Jack Nicklaus' personal endorsements. The Construction Division provides technical construction services principally in connection with the construction and renovation of golf courses and resort-related facilities.

Under the terms of a design services marketing agreement, the Company had marketed golf course designs worldwide for Nicklaus Design. However, as part of its organizational restructuring, the Company terminated the design services marketing agreement effective January 1, 1998 and entered into a ten year exclusive commitment from International to market Paragon's golf course construction services to Nicklaus Design clients and prospects. The arrangement between the parties will permit Paragon to utilize the services of Nicklaus Design's sales staff as needed on an independent contract basis and Paragon will be compensated by Nicklaus Design for any design leads generated through Paragon's activities.

To-date, the Company has acquired a total of 14 golf practice and instruction facilities. Consistent with a previous decision on the part of management, no additional golf center facilities were acquired during the three months ended March 31, 1998. Although the Company currently intends to continue its strategy of increasing the number of golf center facilities that it owns and operates, the timing of new centers will depend on many factors, including obtaining sufficient financing and the successful integration of the operations of the golf centers which have been acquired. New acquisitions will be deferred as the Company focuses on improving the profitability of its existing golf centers. The Company believes that the integration of its marketing activities and golf center operations in connection with its recent organizational restructuring will provide opportunities for improved performance. However, certain of the golf center facilities currently operated by the Company are not expected to contribute to the Company's operating performance in the near term. With respect to any future acquisitions, the Company is also evaluating the benefits associated with constructing new facilities rather than acquiring existing facilities.

With regard to its construction activities, the Company is currently involved in more than 30 projects around the world. In connection with the departure of certain members of Paragon's senior management subsequent to March 31, 1998, the Company has commenced an internal review of Paragon's construction projects, focusing on the status of such projects, along with the costs required to fully complete the jobs and anticipated profitability. Specific attention is directed toward determining contract requirements, including amendments and change orders, and the related estimated anticipated costs of fulfilling those requirements. Based on currently available information, the Company believes it may be necessary to recognize losses associated with certain projects. However, the estimated amount of such losses, if any, is not currently determinable and accordingly, no provision for loss regarding this matter had been established as of March 31, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

For the three months ended March 31, 1998, total revenues increased to $22.5 million, up 229.7% compared to revenues of $6.8 million for the comparable period of 1997.

The $15.7 million increase in total revenues during the current quarterly period was principally the result of an increase in Construction Division revenues to $16.0 million from $1.3 million for the first quarter of last year. The low volume of construction business for the first quarter of last year was the result of management's decision to curtail such activities pending the implementation of new systems and the integration of new management. Revenues attributable to the Consumer Division increased to $6.5 million for the three months ended March 31, 1998, reflecting a 16.6% increase from the comparable period of the prior year. Such increase in Consumer Division revenues was due to an increase in golf instruction operations, coupled with the acquisition of two golf centers at various dates within the course of the first quarter of last year which contributed to consolidated revenues for a full three months during the first quarter of the current year.

The Company incurred net operating losses of $0.5 million and $2.5 million during the three months ended March 31, 1998 and 1997, respectively. The decrease in the operating loss incurred for the current quarterly period was primarily attributable to the gross profit of $2.4 million contributed by the Construction Division, in contrast to a gross profit deficit of $0.3 million incurred on the reduced volume of revenues for the comparable period of the prior year. The increase in the gross profit contribution was offset in part, by a 17.9% increase in operating expenses which resulted from the expanded level of operations in the majority of the Company's businesses.

The operating loss incurred for the three months ended March 31, 1998 was also impacted by an increase in the amount of depreciation and amortization expense, which increased to $0.9 million during the first quarter of the current year from $0.3 million for the comparable period of 1997, due primarily to an increase in property and equipment associated with the acquisition and conversion of golf center facilities. Corporate administration expenses, which are comprised primarily of personnel-related costs, decreased slightly to $1.2 million for the current quarterly period from $1.3 million for the comparable period of the prior year.

Interest expense for the three months ended March 31, 1998 increased to $0.4 million from $0.2 million for the first three months of 1997, attributable primarily to increased outstanding borrowings under the Company's $10 million credit facility during the current quarterly period. The benefit for income taxes recorded for the three months ended March 31, 1998 and 1997 reflects effective tax rates of 28.4% and 36.2%, respectively, of the pre-tax losses reported for the two periods. The decrease in the effective tax rate for the current quarterly period is primarily attributable to state income taxes, as a consequence of the fact that the Company expected to have a tax liability in certain states in which it currently operates, despite the consolidated pre-tax loss reported for the period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998 and December 31, 1997, the Company had working capital of $13.4 million and $16.4 million, respectively, along with cash and cash equivalents of $2.4 million and $2.7 million, respectively.

Certain of the Company's working capital requirements are financed by borrowings under a $10 million revolving credit facility which matures in September 1999. Borrowings under the facility are secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term indebtedness. At March 31, 1998 and December 31, 1997, outstanding borrowings under the facility were approximately $7.2 million and $8.9 million, respectively. The credit agreement for the facility contains customary conditions and covenants with respect to the conduct of the Company's business, including dividend payment limitations, and requires the maintenance of various financial ratios. At March 31, 1998, the Company was out of compliance with respect to its maintenance of the required ratio of EBITDA to interest expense plus current maturities of debt, as defined in the credit agreement, for which it obtained a waiver from the financial institution. To the extent that the Company does not generate sufficient EBITDA during the remainder of the current fiscal year, the Company may fail to comply with this required financial covenant and there is no assurance that any additional waivers will be granted. Any default under the credit agreement could result in acceleration of the maturity of all outstanding borrowings under the Company's $10 million credit facility. See Note 8 of the Consolidated Condensed Financial Statements included herein under Part I, Item 1. Effective as of December 31, 1997, certain of the ratios associated with the financial covenants were amended by the financial institution, bringing the Company into compliance with all required financial covenants as of that date.

To provide additional interim working capital financing for Paragon, the Company entered into a definitive credit agreement with this same lender on February 27, 1998 for an additional short-term $5 million revolving credit facility. Borrowings under the new facility are limited to a percentage of Paragon's eligible trade receivables and net costs and estimated earnings in excess of billings on uncompleted construction contracts, subject to certain limitations and stipulations as set forth in the credit agreement. The new credit agreement provides for a term of 90 days and as of March 31, 1998, the outstanding balance of borrowings under the facility was $5 million. Outstanding borrowings are cross-collateralized with related indebtedness under the $10 million revolving credit facility previously provided to the Company by this same lender, whereby all advances payable to such lender are secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term debt.

With respect to financing new acquisitions of golf center facilities, actual spending on the acquisition or construction of additional golf centers in the future will depend on, among other things, the availability of funds, the identification and availability of suitable properties or facilities on terms satisfactory to the Company, the location and condition of existing facilities (i.e. whether significant capital improvements are necessary), whether the Company acquires or leases the related land, competitive developments and strategic marketing decisions.

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

CURRENCY FLUCTUATIONS

Although substantially all of the Company's contracts are denominated in United States dollars, fluctuations in the value of foreign currencies relative to the United States dollar could impact the Company's results of operations. A substantial portion of the revenues of the Company's overseas licensees are generated in foreign currencies and accordingly, fluctuations in the value of these currencies relative to the United States dollar could adversely affect the Company's profitability. Royalty payments received by the Company or by its JNAI equity investee relating to foreign licensing arrangements are generally based on the exchange rate at the time of payment. Although the Company's construction contracts outside of the United States are generally denominated in United States dollars, certain payments to local subcontractors and vendors on various overseas projects are made in the functional currencies of the respective countries and accordingly, the effective costs to complete certain overseas projects may increase or decrease as foreign currencies fluctuate relative to the United States dollar. The Company's JNAI joint venture enters into futures contracts to hedge its anticipated receipt of certain royalty payments denominated in Japanese yen. Apart from these futures contracts on the part of JNAI which were not material to the Company's results of operations, the Company does not currently engage in hedging activities with respect to currency fluctuations, but may do so in the future. Furthermore, the Company has historically engaged in significant business activities in Japan and Asia. To the extent that markets in these geographic areas are volatile and unfavorably impact the Company's customers, such events could have an adverse effect on the Company's operations in the region going forward.

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

MARKET RISK

The Company is exposed to market risks, including changes in interest rates and currency exchange rates. Based on the Company's interest rate and foreign exchange rate exposure at March 31, 1998, a 10% change in the current interest rate or historical currency rate movements would not have a material effect on the Company's financial position or results of operations over the remainder of the current fiscal year.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations which are subject to a number of risks and uncertainties, including but not limited to, those associated with economic conditions generally and the economy in those areas where the Company has assets and operations, including Asia and Japan, competitive and other factors affecting the Company's operations, markets, products and services, those associated with the acquisition and operation of the golf centers, and those associated with the rapid growth and performance of Paragon, including risks relating to estimated contract costs and estimates regarding the percentage of completion, risks associated with future profitability and the utilization of tax benefits and the other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        27 Financial Data Schedule (for SEC use only).

   (b)  Reports on Form 8-K

        There were no reports on Form 8-K filed during the three-month period ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GOLDEN BEAR GOLF, INC.

                                   By:  /s/  RICHARD P. BELLINGER
                                        -------------------------
                                        Richard P. Bellinger
                                        President and Chief Executive Officer

                                   By:  /s/  STEPHEN S. WINSLETT
                                        ------------------------
                                        Stephen S. Winslett
                                        Senior Vice President and Chief
                                        Financial Officer

                                   Date:  May 8, 1998

                                 EXHIBIT INDEX


EXHIBIT             DESCRIPTION
-------             -----------

27                  Financial Data Schedule