Form 10-K/A
period 1997-12-31
GOLDEN BEAR GOLF INC
filed 1998-10-19
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


                                 AMENDMENT NO. 1

[X] Amendment to Application or Report Filed Pursuant to Section 13 or
    15(d) of the Securities Exchange Act of 1934 (No Fee Required)
                      For the year ended December 31, 1997
                             Commission File Number
                                     0-21089


                             GOLDEN BEAR GOLF, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          FLORIDA                                              65-0680880
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


      11780 U.S. HIGHWAY ONE
     NORTH PALM BEACH, FLORIDA                                  33408
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


                                 (561) 626-3900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

THE UNDERSIGNED REGISTRANT HEREBY AMENDS ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 TO AMEND ITEMS 6, 7 AND 8 TO PART II AND ITEM 14 TO
PART IV, AS SET FORTH IN THE PAGES ATTACHED HERETO:

                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below was derived from the respective year's audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Item 7 herein, together with the Consolidated Financial Statements, including the Notes thereto, included at Item 8 of this Form 10-K. As part of an organizational restructuring, the operations and financial activity associated with the Company's former Golf and Marketing Divisions have been consolidated into a new Consumer Division and the revenues previously presented for the former two divisions have been consolidated to conform to the current year's presentation. The 1997 information has been restated. See Note 2 to the consolidated financial statements.

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                          1997         1996         1995         1994         1993
                                                     --------     --------     --------     --------     --------
Revenues:                                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
   Consumer division                                 $ 12,873     $ 10,792     $  9,604     $  8,381     $  7,031
   Construction division                               21,894       20,454       19,177        5,599        2,177
                                                     --------     --------     --------     --------     --------
     Total revenues                                    34,767       31,246       28,781       13,980        9,208
                                                     --------     --------     --------     --------     --------

Operating costs and expenses:
   Construction and shaping costs                      34,266       17,052       16,500        4,737        1,894
   Operating expenses                                  11,035        8,114        7,327        6,693        5,440
   Compensation recorded on sale of shares
      to management(1)                                   --          3,000         --           --           --
   Corporate administration                             4,184        3,276        3,121        3,051        2,994
   Depreciation and amortization                          782          244          233          199          243
                                                     --------     --------     --------     --------     --------
       Total operating costs and expenses              50,267       31,686       27,181       14,680       10,571
                                                     --------     --------     --------     --------     --------
Operating income (loss)                               (15,500)        (440)       1,600         (700)      (1,363)
Other income (expense)                                   (482)         161           (1)         (10)           2
                                                     --------     --------     --------     --------     --------
Income (loss) from continuing operations              (15,982)        (279)       1,599         (710)      (1,361)
before income taxes
Provision for income taxes                                288          246          365          155           43
                                                     --------     --------     --------     --------     --------
Income (loss) from continuing operations              (16,270)        (525)       1,234         (865)      (1,404)
Loss from discontinued operations                      (8,429)      (1,906)        --           --           --
                                                     --------     --------     --------     --------     --------
       Net income (loss)                              (24,699)      (2,431)       1,234         (865)      (1,404)
                                                     ========     ========     ========     ========     ========
EARNINGS PER SHARE - BASIC
   AND DILUTED:
Income (loss) from continuing operations
  per share                                          $  (2.96)    $  (0.13)    $   0.41     $  (0.29)    $  (0.47)
Loss from discontinued operations per share             (1.53)       (0.47)        --           --           --
                                                     --------     --------     --------     --------     --------
       Net income (loss) per share                   $  (4.49)    $  (0.60)    $   0.41     $  (0.29)    $  (0.47)
                                                     ========     ========     ========     ========     ========
PRO FORMA EARNINGS PER SHARE -
  BASIC AND DILUTED:
Income (loss) from continuing
  operations per share                                            $  (0.10)    $   0.46     $  (0.03)    $  (0.16)
Loss from discontinued operations per share                          (0.47)        --           --           --
                                                                  --------     --------     --------     --------
       Pro forma net income (loss) per share                      $  (0.57)    $   0.46     $  (0.03)    $  (0.16)
                                                                  ========     ========     ========     ========
Weighted average common shares outstanding              5,505        4,040        3,000        3,000        3,000
                                                     ========     ========     ========     ========     ========


                                                                         DECEMBER 31,
                                           ----------------------------------------------------------------------
                                             1997           1996(2)         1995           1994            1993
                                           --------        --------       --------       --------        --------

BALANCE SHEET DATA (AT YEAR-END):                                   (DOLLARS IN THOUSANDS)
Working capital (deficit)                  $(12,442)       $ 20,593       $    368       $   (462)       $    314
Total assets                                 45,947          43,505          7,287          3,290           2,499
Long-term debt                                2,353            --               44            113            --
Shareholders' equity                         13,561          38,254          1,030            256           1,110

(1) Represents compensation deemed to have been received by certain executives in connection with their purchase of shares in Golf Centers. See Note 14 to the Consolidated Financial Statements included at Item 8 herein.
(2) The significant increases in the respective balance sheet data amounts for 1996 are primarily attributable to the Company's initial public offering of
     2.484 million shares of its Class A Common Stock on August 1, 1996.

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

OVERVIEW

As part of an organizational restructuring during the fourth quarter of 1997 to refocus on its core businesses, the operations and financial activity associated with the Company's former Golf and Marketing Divisions have been consolidated into a new Consumer Division. Accordingly, the Company now operates its business through two divisions comprised of the Consumer Division and the Construction Division. The Consumer Division licenses and franchises golf practice and instruction facilities under the JACK NICKLAUS GOLF CENTER, JACK NICKLAUS ACADEMY OF GOLF and GOLDEN BEAR GOLF CENTER brand names. In addition, the Consumer Division is involved in the licensing of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS FLICK GOLF SCHOOLS and the generation of marketing fees related to Jack Nicklaus' personal endorsements. Through December 31, 1997, the Consumer Division was also involved in the marketing of golf course design services on behalf of designers, primarily Nicklaus Design, and provided golf course management and consulting services to various golf courses and golf-related businesses. However, as part of its organizational restructuring, the Company terminated the design services marketing agreement pursuant to which it marketed the design services and is no longer directly involved in providing golf course management and consulting services effective January 1, 1998. Concurrent with the termination of the design services agreement, the Company secured a ten year exclusive commitment from International to continue the marketing of Paragon's golf course construction services to Nicklaus Design clients and prospects. The arrangement between the parties will permit Paragon to utilize the services of Nicklaus Design's sales staff as needed on an independent contract basis and to obtain compensation from Nicklaus Design for design leads generated through Paragon's construction marketing activities. The Construction Division provides technical construction services principally in connection with the construction and renovation of golf courses and resort-related facilities.

In connection with the departure of certain members of Paragon's senior management during 1998, the Company conducted a comprehensive review of Paragon's construction projects, focusing on the status of the projects, the costs required to fully complete the jobs and the anticipated profitability or losses of such projects. Attention was also directed toward determining contract requirements, including known and unknown amendments and change orders, and the related estimated anticipated costs of fulfilling those requirements. In the review, the Company found evidence that former management of Paragon falsified records, underbid construction projects, misrepresented the status of construction projects and made false statements about Paragon's revenues, costs and profits to the Company's executive management and Board of Directors. Based on the results of the review, it was necessary to recognize additional costs and losses associated with certain projects based on revised cost estimates related to uncompleted contracts. As discussed in Note 1 to consolidated financial statements (Accounts Receivable and Revenue Recognition - Paragon), under percentage-of-completion accounting, the increase in estimated contract costs results in a decrease in reported revenues and profits. Accordingly, the accompanying Consolidated Statements of Operations reflect the changes to restate the previously filed financial statements for the period ended December 31, 1997 giving effect to the additional costs and losses to be recorded on the projects. As a result of the above restatement, the Company also determined that it was necessary to write-off the deferred tax asset of $1,748,202 previously recorded at December 31, 1997.

The Company has taken steps to stabilize Paragon's operations and to reduce on-going expenses at Paragon. The Company has closed its offices in Atlanta, Phoenix and in Manila, Philippines, and has reduced its field and corporate personnel. The Company intends to continue to be involved in golf course construction on some basis and is presently in discussions with a third party to explore a range of alternatives.

As a result of the aforementioned review and restatement, numerous purported class action lawsuits have been filed against the Company and certain current and former officers and directors of the Company, asserting various claims under the federal securities laws. While it is not feasible to predict or determine the outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material impact on the financial condition, results of operations and cash flows of the Company. See
Note 13 to the consolidated financial statements.

The Securities and Exchange Commission is conducting a private investigation to determine whether the Company or certain of its current or former officers, directors and employees have engaged in conduct in violation of certain provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. The Company believes that such investigation is focused principally on the recognition of additional costs and losses associated with the review of Paragon's construction projects discussed in Note 2 and the Company's public statements and accounting systems with respect thereto. The Company is cooperating in such investigation.

DISCONTINUED OPERATIONS

On July 20, 1998, the Company sold all of the issued and outstanding stock of its Golden Bear Golf Centers, Inc. ("Golf Centers") subsidiary to an unrelated party for approximately $32 million less the outstanding balance of any capital lease obligations and purchase money indebtedness remaining in connection with the Company's initial purchase of the Company's golf center facilities. Golf Centers was incorporated in December 1992 to offer franchise opportunities for the operation of golf instruction and practice facilities that consist of practice stations and the teaching techniques developed by Jack Nicklaus, Jim Flick and the International staff. In connection with the franchise program, Golf Centers entered into various agreements with franchisees including, but not limited to, development and license agreements which provided for the establishment and operation of golf centers and use of various trademarks, trade names and associated logos and symbols. In addition, Golf Centers also owned and operated its own golf instruction and practice facilities at numerous locations in several states.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

For the year ended December 31, 1997, total revenues increased to $34.8 million, up 11.5% compared to revenues of $31.2 million for the comparable period of 1996. The $3.6 million increase in total revenues during the current year was principally the result of a $2.1 million or 19.4% increase in Consumer Division revenues, coupled with a $1.4 million or 7.0% increase in Construction Division revenues. Contributing to the increase in Consumer Division revenues for the current year were new revenues associated with a recent strategic marketing alliance that the Company entered into with VISA USA, Inc. and an increase in revenues from golf instruction operations.

The Company incurred operating losses of $15.5 million and $0.4 million during the years ended December 31, 1997 and 1996, respectively. The operating loss incurred for the year ended December 31, 1996 included a one-time, non-cash charge of $3.0 million representing compensation deemed to have been received by certain executive officers in connection with their purchase of shares in Golf Centers prior to the Company's initial public offering. Exclusive of the effects of the $3.0 million charge, the $18.1 million increase in the operating loss incurred during the current year was primarily attributable to the recognition of certain losses associated with Paragon's construction contracts. In connection with the departure of certain members of Paragon's senior management during 1998, the Company conducted a comprehensive review of Paragon's construction projects, focusing on the status of the projects, the costs required to fully complete the jobs and the anticipated profitability or losses of such projects. Attention was also directed toward determining contract requirements, including known and unknown amendments and change orders, and the related estimated anticipated costs of fulfilling those requirements. Based on the results of the review, it was necessary to recognize additional costs and losses associated with certain projects based on revised cost estimates related to uncompleted contracts. As discussed in Note 1 to consolidated financial statements (Accounts Receivable and Revenue Recognition-Paragon), under percentage-of-completion accounting, the increase in estimated contract costs results in a decrease in reported revenues and profits. Accordingly, the accompanying Consolidated Statement of Operations reflect the changes to restate the previously filed financial statements for the period ended December

31, 1997 giving effect to the additional costs and losses to be recorded on the projects. Included in the losses recognized by the Company is a construction contract loss reserve of approximately $6.8 million which represents a provision for estimated losses on certain uncompleted contracts for which management of the Company believes losses are probable. See Notes 2 and 3 to the consolidated financial statements. As a result of the above restatement, the Company also determined that it was necessary to write-off the deferred tax asset of $ 1,748,202 previously recorded at December 31, 1997.

The increase in the operating loss for the current year was also impacted by an increase in operating expenses, which as a percentage of total revenues, were 31.8% and 26.0% for the years ended December 31, 1997 and 1996, respectively. The increase in operating expenses was due primarily to additional provisions for bad debts of $1.9 million for various accounts receivable, including certain receivables attributable to the construction operations in the Far East. Corporate administration expenses, which are comprised primarily of personnel-related costs, increased to $4.2 million for the year ended December 31, 1997 from $3.3 million for the year ended December 31, 1996. The increase in corporate administration expenses was attributable to additions of personnel and systems upgrades, together with the increased costs associated with the expansion of the Company's businesses and operating the Company as a separate public company.

The increase in the operating loss incurred during the current year was also impacted by an increase in depreciation and amortization expense along with an increase in the level of spending on corporate administration. Charges to depreciation and amortization increased to $0.8 million during the year ended December 31, 1997 from $0.2 million for the comparable period of 1996 due primarily to the addition of equipment used in Paragon's operations.

Interest income, which decreased to $0.1 million during fiscal 1997 from $0.2 million for fiscal 1996, was comprised primarily of earnings on the unexpended proceeds from the Company's initial public offering which were invested in short-term commercial paper instruments and repurchase agreements. Interest expense for the current year increased to $0.4 million from $0.03 million for the comparable period of 1996, attributable primarily to increased amounts of indebtedness outstanding under the Company's new revolving credit facility during the fourth quarter of 1997.

Prior to becoming a C Corporation upon the reorganization of the Company on August 1, 1996, the various entities that comprised its operations were S Corporations and therefore not subject to United States Federal and state income taxes. Prior to the reorganization, such entities generally paid only foreign income taxes

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

Total revenues increased 8.3% to $31.2 million in 1996 from $28.8 million in 1995. Revenues attributable to the Consumer Division increased during 1996 due to increased revenues from licensing operations, together with increased income from the operations of JNAI, which were offset in part by a decrease in golf instruction revenues.

The Company's Construction Division revenues increased to $20.5 million in 1996 from $19.2 million in 1995. The Company limited the number of new construction contracts that it undertook during 1996 in an effort to complete the implementation of new systems and the integration of new staff.

The Company incurred an operating loss from continuing operations for 1996 due primarily to a one-time, non-cash charge of $3.0 million representing compensation deemed to have been received by certain executive officers in connection with their purchase of shares of Golf Centers. Exclusive of the effects of this one-time charge, operating income would have increased approximately $1.0 million in 1996 as compared to 1995. The increase in operating expenses, which as a percentage of total revenues increased to 26.0% for 1996 from 25.5% during 1995 was primarily the result of the Company incurring additional costs attributable to the implementation of new systems and the expansion of its businesses.

The gross margin realized by the Construction Division increased to 16.6% for 1996 from 14.0% during 1995, due primarily to a differing mix of projects in process during 1996. Corporate administration costs increased to $3.2 million in 1996 from $3.1 million in 1995 due to planned systems upgrades and additions of personnel, together with the increased costs associated with operating the Company as a separate public company.

Interest income of $0.2 million in 1996 was primarily attributable to earnings on the unexpended proceeds from the Company's initial public offering which had been invested in short-term commercial paper instruments and repurchase agreements. Interest income for 1995 was not material to the Company's results of operations.

Prior to becoming a C Corporation upon the reorganization of the Company on August 1, 1996, the various entities that comprised its operations were S Corporations and therefore not subject to United States Federal and state income taxes. Prior to the reorganization, such entities generally paid only foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

On August 1, 1996, Golden Bear closed an initial public offering of 2,484,000 shares of its Class A Common Stock and received net proceeds (after deducting underwriting discounts and offering costs) of approximately $35.2 million. The net proceeds, which had been fully expended by the Company as of December 31, 1997, were utilized for the following purposes: (i) approximately $13.6 million was used to fund the acquisition of golf centers, (ii) approximately $10.2 million was utilized for working capital purposes, (iii) approximately $9.0 million was used for capital improvements to the acquired golf center facilities and other capital expenditures, (iv) approximately $1.6 million was utilized to repay indebtedness incurred by the Company in connection with the acquisition of the Cool Springs Golf Center which had been funded by Jack Nicklaus and (v) approximately $0.8 million was used for the repayment of other indebtedness.

As of December 31, 1997, the Company had a working capital deficit of $12.4 million compared to working capital of $20.6 million at December 31, 1996. Cash and cash equivalents were $1.8 million and $6.8 million at December 31, 1997 and 1996, respectively.

To provide for additional liquidity, the Company entered into a definitive credit agreement with a financial institution on September 26, 1997 for a $10 million revolving credit facility. Advances under such facility are used to finance the working capital requirements of the Company. The credit agreement provides for an initial term of two years. Borrowings under the facility are secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term indebtedness. At December 31, 1997, the outstanding balance of borrowings under the facility was approximately $8.9 million. The credit agreement contains customary conditions and covenants with respect to the conduct of the Company's business, including dividend payment limitations, and requires the maintenance of various financial ratios. Effective as of December 31, 1997, certain of the ratios associated with the financial covenants were amended by the financial institution, bringing the Company into compliance with all required financial covenants under the credit agreement as of that date. All amounts outstanding under the revolving credit facility were repaid in full in July 1998 from the proceeds of the sale of Golden Bear Golf Centers, Inc. and the credit facility was terminated. Accordingly, all amounts related to the revolving credit facility were classified as a current liability in the accompanying consolidated balance sheet.

The Company entered into a second definitive credit agreement with this same lender on February 27, 1998 for an additional short-term $5 million credit facility. All amounts outstanding under the second credit facility were repaid in full in July 1998 and the credit facility was terminated.

The Company has incurred operating losses from continuing operations which has resulted in an accumulated deficit of approximately $27.4 million and a working capital deficiency of approximately $12.4 million at December 31, 1997. The Company incurred a net loss of approximately $17,000,000 (unaudited) for the six months ended June 30, 1998 and expects such losses to continue during the remainder of fiscal 1998. Management's plans in regard to these matters include obtaining funds from the sale of Golden Bear Golf Centers, Inc. to an unrelated party, as well as reducing on-going expenses at Paragon. In connection with Paragon, the Company is negotiating with certain project owners, as well as construction vendors and subcontractors, to expedite the completion of those projects and to minimize the cost associated with such completion.

Future working capital requirements are dependent on the Company's ability to complete the sale of Golden Bear Golf Centers which closed on July 21, 1998, to successfully complete negotiations regarding Paragon as discussed in the preceding paragraph and to achieve and maintain profitable operations in the future. Although there can be no assurances, management believes the Company will be successful in realizing these objectives, and, accordingly, will generate sufficient cash flow from operations to rectify the Company's current working capital deficiency and to meet future working capital requirements. To the extent that capital requirements exceed available capital or the Company is unable to successfully complete negotiations regarding Paragon, the Company will need to seek alternative sources of financing to fund its operations. The Company has no existing credit facility and no assurance can be given that alternative financing will be available, if at all, in a timely manner, on favorable terms. If the Company is unable to obtain satisfactory alternative financing, the Company may be required to delay or reduce its proposed expenditures or sell additional assets in order to meet its future obligations.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial condition or results of operations.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has assets and operations including Asia and Japan; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the licensing and franchising of golf centers; those risks associated with the performance of Paragon Construction International and stabilization of its activities, including its ability to obtain new contracts and remain competitive, its ability to obtain a joint venture partner or other satisfactory collaborative agreement with a third party, its ability to successfully negotiate with certain project owners, as well as construction vendors and subcontractors, regarding the completion of existing projects and the minimization of costs associated with such completion, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, and risks relating to litigation and associated costs arising out of Paragon's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks related to changes in business strategy or development plans; risks related to the outcomes of the pending lawsuits against the Company and the associated costs; risks associated with future profitability; and other factors discussed elsewhere in this release and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this press release will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
FINANCIAL STATEMENTS:
Report of Independent Certified Public Accountants........................  25
Consolidated Balance Sheets as of December 31, 1997 and 1996..............  26
Consolidated Statements of Operations for the Years
   Ended December 31, 1997, 1996 and 1995.................................  27
Consolidated Statements of Shareholders' Equity for the Years
   Ended December 31, 1997, 1996 and 1995.................................  28
Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1997, 1996 and 1995.................................  29
Notes to Consolidated Financial Statements................................  32

FINANCIAL STATEMENT SCHEDULE:

Schedule II - Valuation and Qualifying Accounts for the Years
   Ended December 31, 1997, 1996 and 1995.................................  62

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Golden Bear Golf, Inc.:

We have audited the accompanying consolidated balance sheets of Golden Bear Golf, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997 (1997 restated - see Note 2). These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule (1997 as restated) listed in the index to consolidated financial statements is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
   September 18, 1998.

                             GOLDEN BEAR GOLF, INC.

                           CONSOLIDATED BALANCE SHEETS
                                                                                           DECEMBER 31,
                                                                                 ----------------------------
                                                                                      1997
                                                                                   (RESTATED)        1996
                                                                                 ------------    ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $  1,826,033    $  6,811,046
   Accounts receivable, net of allowances of $2,148,380 in 1997
      and $540,806 in 1996                                                         13,213,727       4,978,852
   Due from International                                                             184,502         843,235
   Costs and estimated earnings in excess of billings on uncompleted contracts        725,780       3,341,500
   Prepaid expenses and other current assets                                          867,492         207,941
   Net current assets of discontinued operations                                      773,185       9,662,135
                                                                                 ------------    ------------
           Total current assets                                                    17,590,719      25,844,709
PROPERTY AND EQUIPMENT, net                                                         4,844,577       1,080,172
INTANGIBLES AND OTHER ASSETS, net                                                     774,306         398,138
NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                  22,737,517      16,181,869
                                                                                 ------------    ------------
           Total assets                                                          $ 45,947,119    $ 43,504,888
                                                                                 ============    ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                              $  4,304,993    $  2,652,836
   Accrued liabilities                                                              2,885,421         947,099
   Construction contract loss reserves                                              6,755,654            --
   Billings in excess of costs and estimated earnings on uncompleted contracts      6,034,540         419,705
   Deferred revenue                                                                   659,816         363,240
   Current portion of notes payable and capital leases                              9,392,487         868,498
                                                                                 ------------    ------------
           Total current liabilities                                               30,032,911       5,251,378
                                                                                 ------------    ------------
NOTES PAYABLE AND CAPITAL LEASES, net of current portion                            2,352,913            --
                                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 20,000,000 shares authorized,
     no shares issued and outstanding                                                    --              --
   Common stock-
     Class A, $.01 par value, 70,000,000 shares authorized, 2,744,962 and
       2,744,812 shares issued and outstanding in 1997 and 1996, respectively          27,450          27,448
     Class B, $.01 par value, 10,000,000 shares authorized, 2,760,000
       shares issued and outstanding                                                   27,600          27,600
   Additional paid-in capital                                                      40,856,943      40,850,358
   Accumulated deficit                                                            (27,350,698)     (2,651,896)
                                                                                 ------------    ------------
           Total shareholders' equity                                              13,561,295      38,253,510
                                                                                 ------------    ------------
           Total liabilities and shareholders' equity                            $ 45,947,119    $ 43,504,888
                                                                                 ============    ============

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------------------
REVENUES:                                                            1997
                                                                  (RESTATED)          1996               1995
                                                                 ------------      ------------      ------------
   Consumer Division-
     Golf instruction and related revenues                       $  5,810,433      $  4,731,750      $  4,522,234
     Licensing and other revenues                                   4,110,592         2,704,108         2,235,135
     Income from operations of JNAI                                 1,080,892         1,431,616         1,056,069
     Related party commissions and management fees                  1,870,735         1,924,913         1,790,523
                                                                 ------------      ------------      ------------
       Total Consumer Division                                     12,872,652        10,792,387         9,603,961
   Construction Division                                           21,894,300        20,454,052        19,177,460
                                                                 ------------      ------------      ------------
       Total revenues                                              34,766,952        31,246,439        28,781,421
                                                                 ------------      ------------      ------------
OPERATING COSTS AND EXPENSES:
   Construction and shaping costs                                  34,265,666        17,052,253        16,500,035
   Operating expenses                                              11,035,186         8,114,192         7,326,740
   Compensation recorded on sale of shares to management                 --           3,000,000              --
   Corporate administration                                         4,183,393         3,276,422         3,121,257
   Depreciation and amortization                                      782,366           244,107           233,041
                                                                 ------------      ------------      ------------
       Total operating costs and expenses                          50,266,611        31,686,974        27,181,073
                                                                 ------------      ------------      ------------
       Operating income (loss)                                    (15,499,659)         (440,535)        1,600,348
                                                                 ------------      ------------      ------------
OTHER INCOME (EXPENSE):
   Interest income                                                    121,335           185,398            37,166
   Interest expense                                                  (389,199)          (30,391)          (25,255)
   Other                                                             (213,821)            6,341           (12,954)
                                                                 ------------      ------------      ------------
       Total other income (expense)                                  (481,685)          161,348            (1,043)
                                                                 ------------      ------------      ------------
       Income (loss) from continuing operations
                before income taxes                               (15,981,344)         (279,187)        1,599,305

PROVISION FOR INCOME TAXES                                            288,208           245,389           365,430
                                                                 ------------      ------------      ------------
       Income (loss) from continuing operations                   (16,269,552)         (524,576)        1,233,875
Loss from discontinued operations                                  (8,429,250)       (1,905,957)             --
                                                                 ------------      ------------      ------------
       Net income (loss)                                         $(24,698,802)     $ (2,430,533)     $  1,233,875
                                                                 ============      ============      ============

EARNINGS PER SHARE - BASIC
   AND DILUTED:
Income (loss) from continuing operations per share               $      (2.96)     $      (0.13)     $       0.41
Loss from discontinued operations per share                             (1.53)            (0.47)             --
                                                                 ------------      ------------      ------------
       Net income (loss) per share                               $      (4.49)     $      (0.60)     $       0.41
                                                                 ============      ============      ============


PRO FORMA EARNINGS PER SHARE - BASIC
   AND DILUTED:
Income (loss) from continuing operations per share                                 $      (0.10)     $       0.46
Loss from discontinued operations per share                                               (0.47)             --
                                                                                   ------------      ------------
       Pro forma net income (loss) per share                                       $      (0.57)     $       0.46
                                                                                   ============      ============

Weighted average common shares outstanding                          5,505,200         4,040,378         3,000,000
                                                                 ============      ============      ============

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                       RETAINED
                                                  CLASS A           CLASS B        ADDITIONAL          EARNINGS
                                                  COMMON            COMMON           PAID-IN         (ACCUMULATED
                                                   STOCK             STOCK           CAPITAL            DEFICIT)           TOTAL
                                                ------------      ------------     ------------      ------------      ------------
BALANCE, December 31, 1994                      $      2,400      $     27,600     $    840,000      $   (614,384)     $    255,616

Divisional transfers to International                   --                --               --            (459,173)         (459,173)

Net income                                              --                --               --           1,233,875         1,233,875
                                                ------------      ------------     ------------      ------------      ------------

BALANCE, December 31, 1995                             2,400            27,600          840,000           160,318         1,030,318

Sale of shares to management                            --                --          1,500,000              --           1,500,000

Compensation recorded on sale
   of shares to management                              --                --          3,000,000              --           3,000,000

Initial public offering, net                          24,840              --         35,177,574              --          35,202,414

Exercise of stock options                                208              --            332,784              --             332,992

Divisional transfers to International
   prior to initial public offering                     --                --               --            (381,681)         (381,681)

Net loss                                                --                --               --          (2,430,533)       (2,430,533)
                                                ------------      ------------     ------------      ------------      ------------

BALANCE, December 31, 1996                            27,448            27,600       40,850,358        (2,651,896)       38,253,510

Repurchase and retirement of
   common stock                                          (30)             --            (43,783)             --             (43,813)

Exercise of stock options                                 32              --             50,368              --              50,400

Net loss (Restated)                                     --                --               --         (24,698,802)      (24,698,802)
                                                ------------      ------------     ------------      ------------      ------------

BALANCE, December 31, 1997                      $     27,450      $     27,600     $ 40,856,943      $(27,350,698)     $ 13,561,295
                                                ============      ============     ============      ============      ============

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                  1997
                                                                                    (RESTATED)           1996              1995
                                                                                   ------------      ------------      ------------
   Net income (loss)                                                               $(24,698,802)     $ (2,430,533)     $  1,233,875
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                                     782,366           244,107           233,041
      Provision for uncollectible accounts                                            1,862,832            45,870            98,046
      Provision for loss on construction contracts                                    6,755,654              --                --
      Compensation recorded on sale of shares to management                                --           3,000,000              --
      Loss from discontinued operations                                               8,429,250         1,905,957              --
      Changes in assets and liabilities:
         Accounts receivable                                                        (10,097,707)         (296,261)       (3,271,756)
         Due from International                                                         658,733          (196,089)         (617,057)
         Costs and estimated earnings in excess of billings
            on uncompleted contracts                                                  2,615,720        (2,675,162)         (472,161)
         Prepaid expenses and other current assets                                     (659,551)          (15,454)           48,838
         Intangibles and other assets                                                  (453,872)         (274,972)           70,783
         Accounts payable                                                             1,652,157          (941,400)        2,993,965
         Accrued liabilities                                                          1,938,322          (160,101)          536,410
         Billings in excess of costs and estimated earnings
            on uncompleted contracts                                                  5,614,835          (183,285)         (226,802)
         Deferred revenue                                                               296,576          (326,475)         (168,304)
         Net cash provided by (used in) operating activities of
            discontinued operations                                                   1,991,123       (11,896,257)             --
                                                                                   ------------      ------------      ------------

           Net cash provided by (used in) operating activities                       (3,312,364)      (14,200,055)          458,878
                                                                                   ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                                         (1,276,182)         (741,693)         (179,514)
   Net cash used for investing activities of discontinued
     operations                                                                      (7,256,923)      (17,270,402)             --
                                                                                   ------------      ------------      ------------

           Net cash used in investing activities                                     (8,533,105)      (18,012,095)         (179,514)
                                                                                   ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from initial public offering, net                                              --          35,202,414              --
   Proceeds from sale of shares to management                                              --           1,500,000              --
   Proceeds from exercise of stock options                                               50,400           332,992              --
   Payments on notes payable and capital leases                                        (362,417)          (70,213)          (62,975)
   Proceeds from revolving credit facilities, net                                     8,047,424           675,976           150,000
   Divisional transfers to International                                                   --            (381,681)         (459,173)
   Repurchase and retirement of common stock                                            (43,813)             --                --
   Net cash used in financing activities of discontinued
     operations                                                                        (831,138)        1,416,698              --
                                                                                   ------------      ------------      ------------

           Net cash provided by (used in) financing activities                        6,860,456        38,676,186          (372,148)
                                                                                   ------------      ------------      ------------

     Net increase (decrease) in cash and cash
       equivalents                                                                   (4,985,013)        6,464,036           (92,784)
CASH AND CASH EQUIVALENTS, beginning of year                                          6,811,046           347,010           439,794
                                                                                   ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, end of year                                             $  1,826,033      $  6,811,046      $    347,010
                                                                                   ============      ============      ============

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                                        --------------------------------------------
                                                                                          1997              1996             1995
                                                                                        ----------       ----------       ----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   OPERATING AND INVESTING ACTIVITIES:
      Compensation recorded on sale of shares to management                             $     --         $3,000,000       $     --
      Discontinued Operations:
          Golf center acquisitions accounted for as capital
            leases                                                                      $     --         $2,465,757       $     --
          Notes payable issued in acquisition of golf centers                           $3,074,000       $1,700,000       $     --
          Deferred profit participation obligation issued in
             connection with acquisition of golf center                                 $     --         $  419,097       $     --
          Acquisitions of equipment and furniture accounted
             for as capital leases                                                      $2,054,152       $     --         $     --
          Notes payable issued in acquisition of equipment                              $1,137,743       $     --         $     --

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION:
      Cash paid for interest                                                            $  938,012       $  210,226       $   24,962
      Cash paid for income taxes                                                        $  376,485       $  201,835       $   57,500

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

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

The Company licenses and franchises the brand names of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR, develops and conducts golf instruction, and manages the personal endorsement services provided by Jack Nicklaus. The Company is generally entitled to approximately 20% - 30% of all revenues received by Jack Nicklaus for personal endorsement services with various companies. The Company also received a 10% commission based on the golf course design fees received by International through December 31, 1997. See Note 14.

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid investment instruments with a maturity of three months or less when purchased. Such investments, totaling $0 and $5.6 million at December 31, 1997 and 1996, respectively, are comprised primarily of interest bearing short-term commercial paper and repurchase agreements.

ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION

CONSUMER DIVISION

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

PARAGON

Paragon records results of operations on long-term construction and shaping contracts using the percentage-of-completion method, measured by the percentage of costs incurred to date as compared to estimated total cost for each contract. This method is used as management considers expended contract costs to be the best available measure of progress on these contracts. Provision for estimated losses on uncompleted contracts are made in the period in which the Company determines that such losses are probable. To the extent that the Company underestimates the remaining cost to complete a project, it may overstate the revenues and profit in a particular period. In addition, Paragon's construction contracts generally provide for warranties that obligate Paragon to remedy certain construction defects that may arise in the ordinary course of providing such construction services. Such warranties, which are customary in the construction industry, are usually effective for a period of one year from the completion date of the respective projects. Furthermore, a portion of Paragon's revenues and earnings are generated through fixed priced contracts for the construction of golf courses. Such fixed price contracts may expose the Company to the risks of cost overruns and inflation as well as credit risks associated with the customer.

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

During 1997, the Company did not have sales to any individual unaffiliated customer in excess of 10% of its consolidated revenues for the year. However, during 1996, revenues from two unaffiliated customers of Paragon, SEG Hangzhou Development Corporation ("SEG") and Aspen Glen Golf Company ("Aspen") comprised approximately 25% of the Company's total consolidated revenues. Accounts receivable at December 31, 1996 included $599,531 due from SEG and $874,209 due from Aspen.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized currently.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. In connection with accounting for Paragon's long-term construction and shaping contracts the Company must make substantial estimates regarding future construction costs, the length of time to complete contracts, collectibility of billings for costs incurred and change orders and construction site conditions. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, inventory, prepaid expenses and other current assets, accounts payable, accrued liabilities, billings in excess of costs and estimated earnings on uncompleted contracts, deferred revenue, together with notes payable and capital leases are reflected in the accompanying Consolidated Financial Statements at cost which approximates fair value. The estimated fair value of fixed rate indebtedness at December 31, 1997 was approximately $457,000, which approximates the carrying value. The estimated fair value of such indebtedness was determined based on the expected future payments discounted at risk adjusted rates for debt of similar terms and remaining maturities.

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

A valuation allowance was established for the Company's net deferred tax assets as of December 31, 1997 and 1996, as management believes the future realization of such net deferred income tax assets is not more likely than not. See Notes 2 and 10.

EARNINGS PER SHARE

In 1997, the FASB issued SFAS No. 128, "Earnings per Share," which among other changes, requires that basic earnings per share be computed without regard to any outstanding common equivalent shares. Earnings (loss) per share in the accompanying Consolidated Statements of Operations is computed by dividing the net loss or pro forma net income (loss) by the weighted average common shares outstanding for the respective years. Diluted earnings per share as computed under SFAS No. 128 includes the effects of common stock equivalents, including the dilutive effect of all outstanding stock options using the treasury stock method. Diluted earnings per share does not differ from the basic earnings per share amounts presented in the accompanying Consolidated Statements of Operations. Options to purchase 670,150 and 383,688 shares of common stock were not included in computing earnings per share for the years ended December 31, 1997 and 1996, respectively, because their effects were anti-dilutive for the respective periods. There were no common stock equivalents of the Company for the year ended December 31, 1995.

Prior to becoming a C Corporation upon the reorganization of the Company on August 1, 1996, Golf Centers and Paragon were S Corporations for Federal and state income tax reporting purposes and International was also an S Corporation. As S corporations prior to the reorganization, Golf Centers, Paragon and International have historically only paid foreign income taxes and have not paid United States Federal and state income taxes. The following pro forma adjustments to record income taxes at the Company's estimated effective tax rate have been reflected in the pro forma earnings per share data presented in the accompanying consolidated statements of income for the years ended December 31, 1996 and 1995 to show the effects on the Company's operations as if the relevant entities had been C Corporations during all of the years presented.

                                                           YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                        1996                  1995
                                                     -----------          -----------
Historical income (loss) from continuing operations  $  (524,576)         $ 1,233,875
Pro forma provision (benefit) for income taxes          (127,331)            (135,080)
                                                     -----------          -----------
Pro forma income (loss) from continuing operations      (397,245)           1,368,955
Discontinued operations                               (1,905,957)                --
                                                     -----------          -----------
Pro forma net income (loss)                          $(2,303,202)         $ 1,368,955
                                                     ===========          ===========

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes the adoption of SFAS No. 133 will not have a material effect on the Company's financial condition or results of operations.

2.  RESTATEMENT

In connection with the departure of certain members of Paragon's senior management during 1998, the Company conducted a comprehensive review of Paragon's construction projects, focusing on the status of the projects, the costs required to fully complete the jobs and the anticipated profitability or losses of such projects. Attention was also directed toward determining contract requirements, including known and unknown amendments and change orders, and the related estimated anticipated costs of fulfilling those requirements. Based on the results of the review, it was necessary to recognize additional costs and losses associated with certain projects based on revised cost estimates related to uncompleted contracts. As discussed in Note 1 (Accounts Receivable and Revenue Recognition - Paragon), under percentage-of-completion accounting, the increase in estimated contract costs results in a decrease in reported revenues and profits. Accordingly, the accompanying financial statements reflect the changes to restate the previously filed financial statements for the period ended December 31, 1997 giving effect to the additional costs and losses incurred on the projects. Included in the losses recognized by the Company is a construction contract loss reserve of approximately $6.8 million which represents a provision for estimated losses on certain uncompleted contracts for which management of the Company believes losses are probable. Unaudited quarterly financial data for the fourth quarter of 1997, as shown in Note 18, has also been restated and reclassified. As a result of the above restatement, the Company also determined that it was necessary to provide full valuation allowance to reserve for the deferred tax asset of $ 1,748,202 previously recorded at December 31, 1997. The effect of the restatement on the Company's results for continuing operations is as follows:

                                                                  FOR THE YEAR ENDED
                                                                   DECEMBER 31, 1997
                                                                 ---------------------
REVENUES:
     As previously reported                                      $          52,627,995
     As restated                                                            34,766,952

INCOME (LOSS) FROM CONTINUED OPERATIONS BEFORE INCOME TAXES:
     As previously reported                                      $           4,038,060
     As restated                                                           (15,981,344)

NET LOSS:
     As previously reported                                      $          (2,931,196)
     As restated                                                           (24,698,802)

LOSS PER SHARE - BASIC AND DILUTED:
     As previously reported                                      $               (0.53)
     As restated                                                                 (4.49)


Revenues and Income (loss) from continued operations before income taxes as restated herein exclude the results of Golden Bear Golf Centers, Inc., which have been reclassified to "Loss from Discontinued Operations" in the accompanying consolidated statements of operations. See Note 15.

3.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted construction and shaping contracts consist of the following for contracts recognized under the percentage-of-completion method of accounting:

                                                       DECEMBER 31,
                                            -----------------------------------
                                                1997                    1996
                                            ------------           ------------
Costs incurred on uncompleted contracts     $ 23,824,133           $ 23,604,746
Estimated earnings (loss)                     (1,528,973)             2,446,337
                                            ------------           ------------
                                              22,295,160             26,051,083
Less billings to date                        (27,603,920)           (23,129,288)
                                            ------------           ------------
                                            $ (5,308,760)          $  2,921,795
                                            ============           ============

The amounts associated with costs and estimated earnings on uncompleted construction and shaping costs are included in the accompanying Consolidated Balance Sheets under the following captions:

                                                          DECEMBER 31,
                                               ---------------------------------
                                                  1997                  1996
                                               -----------           -----------
Costs and estimated earnings in excess of
  billings on uncompleted contracts            $   725,780           $ 3,341,500

Billings in excess of costs and estimated
  earnings on uncompleted contracts             (6,034,540)             (419,705)
                                               -----------           -----------
                                               $(5,308,760)          $ 2,921,795
                                               ===========           ===========

Construction contract revenues included in the accompanying Consolidated Statements of Operations consist of the following:

                                           YEARS ENDED DECEMBER 31,
                           -------------------------------------------------------
                              1997                  1996                   1995
                           -----------           -----------           -----------
Completed contracts        $ 4,348,929           $13,182,139           $ 4,255,046
Uncompleted contracts       17,545,371             7,271,913            14,922,414
                           -----------           -----------           -----------
                           $21,894,300           $20,454,052           $19,177,460
                           ===========           ===========           ===========

The construction and shaping costs associated with construction contract revenues included in the accompanying Consolidated Statements of Operations consist of the following:

                                          YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------
                             1997                  1996                  1995
                          -----------           -----------           -----------
Completed contracts       $ 6,115,177           $11,655,967           $ 3,391,505
Uncompleted contracts      28,150,489             5,396,286            13,108,530
                          -----------           -----------           -----------
                          $34,265,666           $17,052,253           $16,500,035
                          ===========           ===========           ===========

As of December 31, 1997, the Company recorded a construction contract loss reserve in the amount of $6,755,654 which represents a provision for estimated losses on certain uncompleted contracts for which management of the Company believes losses are probable.

4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                 DECEMBER 31,
                                                       --------------------------------
                                                          1997                 1996
                                                       -----------          -----------
Buildings and leasehold improvements                   $   278,209          $   442,690
Equipment, furniture and fixtures                        6,357,581            2,045,060
                                                       -----------          -----------
                                                         6,635,790            2,487,750
Less accumulated depreciation and amortization          (1,791,213)          (1,407,578)
                                                       -----------          -----------
                                                       $ 4,844,577          $ 1,080,172
                                                       ===========          ===========

5.  INTANGIBLES AND OTHER ASSETS

Intangibles and other assets consist of the following:

                                                                 DECEMBER 31,
                                                       --------------------------------
                                                          1997                 1996
                                                       -----------          -----------
Investment in JNAI                                     $ 289,496            $ 328,604
Debt issue costs                                         354,028                 --
Deposits                                                 184,040               39,518
Other                                                     23,092               30,016
                                                       ---------            ---------
                                                         850,656              398,138
Less accumulated amortization                            (76,350)                --
                                                       ---------            ---------
                                                       $ 774,306            $ 398,138
                                                       =========            =========

6.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                                 DECEMBER 31,
                                                       --------------------------------
                                                          1997                 1996
                                                       -----------          -----------
Payroll and related costs                              $  876,285           $  259,346
Foreign taxes                                             266,214              266,214
Construction related job costs                            761,374                 --
   Other                                                  981,548              421,539
                                                       ----------           ----------
                                                       $2,885,421           $  947,099
                                                       ==========           ==========

7.  NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consist of the following:

                                                                                  DECEMBER 31,
                                                                       --------------------------------
                                                                           1997                1996
                                                                       ------------        ------------
Capital lease obligations secured by equipment and furniture,
   maturing through September, 2002(1)                                 $  1,804,047        $       --

Revolving credit facility with a bank, with interest at prime
   payable quarterly, matures in September, 1999(2)                       8,872,410                --

Revolving credit note with a bank, with interest at 8 1/2%
   payable monthly, repaid in September, 1997(3)                               --               824,986

Notes payable, with principal and interest ranging from 8 3/4% to
   10 3/4% payable monthly, maturing through December, 2002(4)            1,068,943                --

Secured credit note, with principal and interest at 9 1/2%
   payable monthly, matured in July, 1997                                      --                43,512
                                                                       ------------        ------------
                                                                         11,745,400             868,498
Less current portion                                                     (9,392,487)           (868,498)
                                                                       ------------        ------------
                                                                       $  2,352,913        $       --
                                                                       ============        ============

(1) During the period May through October of 1997, the Company acquired certain construction equipment, office furniture and phone systems equipment by entering into financing arrangements that were accounted for as capital leases. Such capital lease obligations have terms of up to five years and require monthly payments representing principal and interest at rates ranging from 9% to 9.6%.

(2) In September 1997, the Company entered into a definitive credit agreement with a bank for a $10 million revolving credit facility to be used to finance the working capital required to fund the Company's growth as well as for general corporate purposes. The credit agreement provided for an initial term of two years. Outstanding borrowings, which bear interest at the prime rate payable quarterly, are secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term debt. The credit agreement for the $10 million revolving credit facility contains customary conditions and covenants with respect to the conduct of the Company's business, including dividend payment limitations, and requires the maintenance of various financial ratios. Effective as of December 31, 1997, certain of the ratios associated with the financial covenants were amended by the financial institution, bringing the Company into compliance with all required financial covenants as of that date. All amounts outstanding under this credit facility were repaid in full in July 1998 and the credit facility was terminated. Accordingly, all amounts related to the revolving credit facility are classified as a current liability in the accompanying December 31, 1997 balance sheet.

(3) In September 1997, the Company repaid outstanding borrowings and terminated future availability under a previously existing revolving credit note. The borrowings were repaid using proceeds from the new $10 million revolving credit facility that the Company entered into in September 1997.

(4) During the period June through December of 1997, the Company financed the purchase of certain construction equipment and vehicles by issuing notes payable secured by the assets purchased. Such notes payable have terms of up to five years and require monthly payments representing principal and interest at rates ranging from 8 3/4% to 10 3/4%.

The future minimum lease payments under capital lease obligations are as follows:

                                                          CAPITAL LEASE
Years ending December 31:                                  OBLIGATIONS
                                                         ----------------
1998                                                      $   527,971
1999                                                          522,052
2000                                                          510,214
2001                                                          456,829
2002                                                          184,227
Thereafter                                                       --
                                                          -----------
Total minimum payments                                      2,201,293
Less amounts representing interest(1)                       (397,246)
                                                          -----------

Present value of minimum payments                         $ 1,804,047
                                                          ===========

(1) Represents amounts necessary to reduce the net minimum payments to present value calculated at the Company's estimated incremental borrowing rate at the inception of the respective obligations.

The aggregate maturities of notes payable and borrowings under the revolving credit facility are as follows:

                                                            MATURITIES OF
Years ending December 31:                                   INDEBTEDNESS
                                                          ----------------
1998                                                      $    9,240,277
1999                                                             349,966
2000                                                             237,960
2001                                                              58,775
2002                                                              54,375
Thereafter                                                          --
                                                          --------------
                                                          $    9,941,353
                                                          ==============

8.  COMMON STOCK

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

9.  OPERATIONS OF JNAI

The apparel licensing activities of the Company in the Far East are conducted through Jack Nicklaus Apparel International ("JNAI") and its various partnerships. The Company serves as a 50% general partner and is generally entitled to receive 50% of the cash distributions of the various partnerships' operations. The Company's investment in JNAI is recorded on the equity method.

The following is a condensed summary of the operating results of JNAI:

                                             FOR THE YEARS ENDED NOVEMBER 30,
                                        =======---------------------------------
                                          1997            1996           1995
                                        ==========     ==========     ==========
Licensing revenues                      $2,927,236     $3,929,392     $3,820,125
Operating expenses                         755,052        818,877      1,095,232
Provision for income taxes                  10,400        247,283        644,882
                                        ==========     ==========     ==========
Net income                              $2,161,784     $2,863,232     $2,080,011
                                        ==========     ==========     ==========

10.  INCOME TAXES

The components of the provision for income taxes for the respective fiscal years consisted of the following:

                                          FOR THE YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------
                                      1997             1996             1995
                                   -----------      -----------      -----------
Current:
   State                           $    81,262      $    62,272      $      --
   Foreign                             206,926          183,117          365,430
Deferred:
   Federal                          (8,244,808)        (515,282)            --
   State                              (635,288)         (23,718)            --
Change in valuation allowance        8,880,116          539,000             --
                                   -----------      -----------      -----------
Provision for income taxes         $   288,208      $   245,389      $   365,430
                                   ===========      ===========      ===========

A reconciliation of the difference between the expected provision for income taxes on continuing operations using the statutory Federal tax rate and the Company's actual provision is shown below:

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------
                                                  1997             1996             1995
                                               -----------      -----------      -----------
Provision using statutory Federal tax rate     $(5,433,657)     $   (94,924)     $      --
Non-deductible expenses                             79,907             --               --
State income taxes                                    --             62,259             --
Foreign income taxes                               192,320          183,130          365,430
Change in valuation allowance                    5,449,638           94,924             --
                                               -----------      -----------      -----------
                                               $   288,208      $   245,389      $   365,430
                                               ===========      ===========      ===========

The net deferred income tax asset is comprised of the following:

                                                              DECEMBER 31,
                                                      ----------------------------
                                                         1997             1996
                                                      -----------      -----------
Deferred income tax assets:
   Allowance for doubtful accounts                    $   802,738      $   211,000
   Tax basis capitalized costs                            132,413           52,000
   Tax basis in property and equipment
      in excess of book basis                              82,533           68,000
   Accruals not currently deductible                    2,608,575           47,000
   Net operating loss carryforwards                     5,525,988          286,000
   Foreign tax credit carryforwards                       368,027          112,000
                                                      -----------      -----------
                                                        9,520,274          776,000
                                                      -----------      -----------
Deferred income tax liabilities:
   Book basis in intangible assets over tax basis           7,526            7,000
   Book basis of investment in JNAI
      over tax basis                                      118,367          223,000
   Deferred revenue                                       (24,735)           7,000
                                                      -----------      -----------
                                                          101,158          237,000
                                                      -----------      -----------
Net deferred income tax asset                           9,419,116          539,000

Valuation allowance                                    (9,419,116)        (539,000)
                                                      -----------      -----------
                                                      $      --        $      --
                                                      ===========      ===========

At December 31, 1997, the Company had available Federal net operating loss carryforwards of approximately $16.1 million which expire in the year 2012, along with approximately $368,000 of foreign tax credit carryforwards which expire in 2002.

In assessing the realizability of deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 1997 and 1996, the Company provided a full valuation allowance to reserve for the net deferred tax asset balance as management believes the future realization of such net deferred income tax asset is not more likely than not.

11.  STOCK OPTIONS

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

A summary of stock option transactions for the fiscal years ended December 31, 1997 and 1996 is set forth in the table below:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------------------
                                                    1997                      1996
                                            ----------------------    ---------------------
                                                          WEIGHTED                 WEIGHTED
                                                          AVERAGE                  AVERAGE
                                                          EXERCISE                 EXERCISE
                                             SHARES        PRICE       SHARES       PRICE
                                            -------       --------    -------      --------
Options outstanding at beginning of year    383,688        $16.00        --          $ --
Granted                                     383,150        $ 9.92     404,500        $16.00
Exercised                                    (3,150)       $16.00     (20,812)       $16.00
Canceled                                    (93,538)       $15.36        --            --
                                            -------                   -------
Options outstanding at end of year          670,150        $12.61     383,688        $16.00
                                            =======                   =======
Options exercisable at year-end             122,600        $13.28      16,688        $16.00
                                            =======                   =======
Options available for future grants            --                     270,500
                                            =======                   =======

The following table summarizes information about outstanding and exercisable stock options at December 31, 1997:

                                                 OUTSTANDING                            EXERCISABLE
                                   ------------------------------------------     ------------------------
                                                    WEIGHTED
                                                    AVERAGE         WEIGHTED                     WEIGHTED
                                                   REMAINING         AVERAGE                      AVERAGE
EXERCISE PRICE OR RANGE                           CONTRACTUAL        EXERCISE                     EXERCISE
   OF EXERCISE PRICES               SHARES        LIFE (YEARS)         PRICE       SHARES           PRICE
-----------------------            -------        ------------      ---------     -------        ---------
$  8.00                             185,550           10.00         $  8.00          --           $  --
$10.63 - $11.50                     137,600            8.94         $ 11.00        65,000         $ 10.88
$12.75                               30,000            9.81         $ 12.75          --           $  --
$16.00                              317,000            8.59         $ 16.00        57,600         $ 16.00
                                    -------                                       -------
                                    670,150            9.11         $ 12.61       122,600         $ 13.28
                                    =======                                       =======

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

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                           1997                    1996
                                                        ------------            -----------
Pro forma net loss                                      $(25,369,578)           $(2,523,317)
Pro forma net loss per share - basic and diluted               (4.61)                 (0.63)
Pro forma weighted average fair
   value of options granted                                     7.26                  11.80
Risk free interest rate                                          7.0%                   7.0%
Expected lives                                              10 years               10 years
Expected volatility                                             55.0%                  55.0%

12.  RETIREMENT SAVINGS PLAN

The Company participates in a retirement savings plan ("Savings Plan") sponsored by International. The Savings Plan operates as a defined contribution plan and is qualified under Section 401(k) of the Internal Revenue Code. The Savings Plan covers all employees who have completed one year of service. The Company matches the employees' contributions, up to a maximum of $1,500 per employee per Savings Plan year. A participant's individual contribution is limited to the maximum amount for such year under the Internal Revenue Code. Discretionary contributions can also be made to the Savings Plan. All employees who have completed one year of service and are employed at year-end are eligible for this contribution. Company contributions to the Savings Plan were $ 93,384, $129,945 and $118,979 during the years ended December 31, 1997, 1996 and 1995, respectively.

13.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its corporate executive and administrative office facilities and leases certain other office space, office equipment, construction equipment and vehicles. The rent expense incurred under these leases was approximately $3.3 million, $1.2 million and $0.6 million during the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum lease payments required under noncancelable operating lease obligations are as follows:

YEARS ENDING DECEMBER 31:                                    MINIMUM LEASE PAYMENTS
      1998                                                        $1,003,750
      1999                                                           994,533
      2000                                                           950,839
      2001                                                           926,206
      2002                                                           810,049
      Thereafter                                                   3,080,620
                                                                  ----------
                                                                  $7,765,997
                                                                  ==========

CLAIMS AND ASSESSMENTS

In the normal course of business, the nature of the Company's operations may result in claims for damages. In the opinion of management, there are no pending legal proceedings that would have a material effect on the Consolidated Financial Statements of the Company.

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and related amounts due, together with additional damages, totaling approximately $350,000. Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. Although the customer recently claimed its damages were in excess of $1.2 million, the initial claim submitted by the customer in arbitration was for $750,000. The ultimate outcome of this matter is not determinable at this time; accordingly, no provision for loss regarding this matter had been established at December 31, 1997. The ultimate disposition of this matter is not expected to have a material effect on the Consolidated Financial Statements of the Company.

On July 28, 1998, individuals purporting to be shareholders of the Company filed a class action lawsuit in the United States District Court for the Southern District of Florida. The lawsuit was filed by the plaintiff individually and on behalf of all others who purchased common stock of the Company from August 1, 1996 through July 24, 1998, excluding defendants and certain other related persons or entities, against the Company and certain of the Company's officers and directors. The complaint alleges that during the purported class period, the Company violated applicable sections of the Securities Exchange Act of 1934 by making misrepresentations or omissions of material fact in publicly filed documents and in other alleged public statements relating to the Company's financial condition and that of its wholly-owned subsidiary, Paragon Construction International, Inc. The plaintiff is seeking an unspecified amount of damages, interest, costs and attorneys' fees. Since the filing of this matter, seven additional lawsuits have been filed against the Company and certain of its present and former officers and directors. Six of these lawsuits were filed in the United States District Court for the Eastern District of New York. The allegations in these additional lawsuits are essentially the same as those contained in the initial lawsuit and two lawsuits have asserted claims under the Securities Act of 1933.

The Company intends to vigorously defend each of the foregoing lawsuits, but their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to the Company, could have a material adverse effect on the Company's financial condition, results of operations and cash flows. The Company's ultimate liability with respect to any of the foregoing proceedings is not presently determinable.

The Securities and Exchange Commission is conducting a private investigation to determine whether the Company or certain of its current or former officers, directors and employees have engaged in conduct in violation of certain provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. The Company believes that such investigation is focused principally on the recognition of additional costs and losses associated with the review of Paragon's construction projects discussed in Note 2 and the Company's public statements and accounting systems with respect thereto. The Company is cooperating in such investigation.

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

ACCUMULATED DEFICIT AND LIQUIDITY

The Company has incurred operating losses from continuing operations which has resulted in an accumulated deficit of approximately $27.4 million and a working capital deficiency of approximately $12.4 million at December 31, 1997. The Company incurred a net loss of approximately $17,000,000 (unaudited) for the six months ended June 30, 1998 and expects such losses to continue during the remainder of fiscal 1998. Management's plans in regard to these matters include obtaining funds from the sale of Golden Bear Golf Centers, Inc. to an unrelated party, as well as reducing on-going expenses at Paragon. In connection with Paragon, the Company is negotiating with certain project owners, as well as construction vendors and subcontractors, to expedite the completion of those projects and to minimize the cost associated with such completion.

Future working capital requirements are dependent on the Company's ability to complete the sale of Golden Bear Golf Centers which closed on July 21, 1998, to successfully complete negotiations regarding Paragon as discussed in the preceding paragraph and to achieve and maintain profitable operations in the future. Although there can be no assurances, management believes the Company will be successful in realizing these objectives, and, accordingly, will generate sufficient cash flow from operations to rectify the Company's current working capital deficiency and to meet future working capital requirements. To the extent that capital requirements exceed available capital or the Company is unable to successfully complete negotiations regarding Paragon, the Company will need to seek alternative sources of financing to fund its operations. The Company has no existing credit facility and no assurance can be given that alternative financing will be available, if at all, in a timely manner, on favorable terms. If the Company is unable to obtain satisfactory alternative financing, the Company may be required to delay or reduce its proposed expenditures or sell additional assets in order to meet its future obligations.

14.  RELATED PARTY TRANSACTIONS

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

An analysis of the activity in "Due from International" is as follows:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                              ---------------------------------------------------
                                                 1997                 1996                1995
                                              -----------         -----------         -----------
Balance at beginning of year                  $   843,235         $   647,146         $    30,089
Management fees and commissions                 1,870,735           1,999,913           1,790,523
Reimbursement for shared employees                458,964             255,000                --
Reimbursement for Singapore office costs          239,000             277,818                --
Reimbursement of legal fees                          --               209,000                --
Sublease of corporate office facilities          (358,755)           (248,862)               --
Investment banking fee                           (100,000)               --                  --
Payments received                              (2,768,677)         (2,296,780)         (1,173,466)
                                              -----------         -----------         -----------

Balance at end of year                        $   184,502         $   843,235         $   647,146
                                              ===========         ===========         ===========

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

The Company also had indebtedness that originated and was repaid in full during 1996. In June 1996, Jack Nicklaus advanced the Company $1.625 million and the Company issued a note payable to Jack Nicklaus for such amount. The proceeds were used to fund an acquisition of a golf center. The note payable was repaid in full in August 1996 from the proceeds of the initial public offering.

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

15. DISCONTINUED OPERATIONS

On July 20, 1998, the Company sold all of the issued and outstanding stock of Golf Centers to an unrelated party for $32 million less the outstanding balance of any capital lease obligations and purchase money indebtedness remaining in connection with the Company's initial purchase of the Company's golf center facilities. The purchase price approximates the book value of the Company's investment in Golf Centers and the Company does not expect to incur any significant gain or loss on the sale. Golf Centers was incorporated in December 1992 to offer franchise opportunities for the operation of golf instruction and practice facilities that consist of practice stations and the teaching techniques developed by Jack Nicklaus, Jim Flick and the International staff. In connection with the franchise program, Golf Centers entered into various agreements with franchisees including, but not limited to, development and license agreements which provided for the establishment and operation of golf centers and use of various trademarks, trade names and associated logos and symbols. In addition, Golf Centers also owned and operated its own golf instruction and practice facilities at numerous locations in several states.

Prior to the closing of the sale, Golf Centers distributed certain assets and liabilities to the Company. The Company has classified the amounts related to Golf Centers as discontinued operations and has included it's results of operations as "Loss from discontinued operations" in the accompanying consolidated statements of operations. The loss from operations of Golf Centers totaled $8,429,250, $1,905,957 and $0 for the years ended December 31, 1997, 1996 and 1995 respectively. Certain prior year amounts have been reclassified to give effect to the discontinued operations treatment.

The net assets of the discontinued operations at December 31, 1997 and 1996, as presented in the accompanying consolidated balance sheets, are as follows:

                                                    1997                 1996
                                                 -----------          -----------
Current assets                                   $ 3,812,770          $12,007,462
Property, Plant and Equipment, net                23,510,655           17,267,755
Other assets                                       6,777,646            4,470,781
                                                 -----------          -----------
     Total assets                                 34,101,071           33,745,998
                                                 -----------          -----------

Current liabilities                                3,039,585            2,345,327
Other liabilities                                  7,550,784            5,556,667
                                                 -----------          -----------
     Total liabilities                            10,590,369            7,901,994
                                                 -----------          -----------
     Net assets of discontinued operations       $23,510,702          $25,844,004
                                                 ===========          ===========

16.  SEGMENT REPORTING

The Company's revenue generating operations are conducted through two divisions, comprised of the Consumer Division and the Construction Division. The Consumer Division primarily includes golf instruction activities along with the development of the licensed products and marketing endorsement relationships. The Construction Division reflects the operating activities of Paragon, which is primarily engaged in the construction and shaping of golf courses.

The operating results and capital expenditures of the respective segments are set forth below.

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------------------
                                                           1997                1996                1995
                                                       ------------        ------------        ------------
Revenues:
   Consumer division                                   $ 12,872,652        $ 10,792,387        $  9,603,961
   Construction division                                 21,894,300          20,454,052          19,177,460
                                                       ------------        ------------        ------------
                                                         34,766,952          31,246,439        $ 28,781,421
                                                       ============        ============        ============
Operating income (loss):
   Consumer division                                      5,097,124           4,221,983        $  3,176,440
   Construction division                                (16,080,894)          1,721,916           1,634,509
   Compensation on sale of shares to management(1)             --            (3,000,000)               --
   Corporate administration                              (4,515,889)         (3,384,434)         (3,210,601)
                                                       ------------        ------------        ------------
                                                        (15,499,659)           (440,535)       $  1,600,348
                                                       ============        ============        ============
Depreciation and amortization:
   Consumer division                                         84,414             112,738             118,690
   Construction division                                    365,456              23,357              25,007
   Corporate administration                                 332,496             108,012              89,344
                                                       ------------        ------------        ------------

                                                            782,366        $    244,107        $    233,041
                                                       ============        ============        ============
Capital expenditures:
   Consumer division                                   $       --          $     44,819        $       --
   Construction division                                  1,206,634             203,514              88,239
   Corporate administration                                  69,548             493,360              91,275
                                                       ------------        ------------        ------------

                                                       $  1,276,182        $    741,693        $    179,514
                                                       ============        ============        ============

(1) Amount represents compensation deemed to have been received by certain executives in connection with their purchase of shares in Golf Centers. See
     Note 14.

Information with respect to identifiable assets of the respective segments is set forth below.

                                                              DECEMBER 31,
                                                       -------------------------
                                                         1997            1996
                                                       ----------     ----------
Identifiable assets:
   Consumer division                                 $  1,434,442   $  2,232,321
   Construction division                               17,584,685      7,228,719
   Corporate administration                             3,417,290      8,159,844
   Net assets of discontinued operations               23,510,702     25,884,004
                                                     ------------   ------------
                                                     $ 45,947,119   $ 43,504,888
                                                     ============   ============

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

                                             AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                            -------------------------------------------
                                               1997            1996             1995
                                            -----------     -----------     -----------
Assets                                      $ 7,330,328     $ 1,605,598     $ 2,583,569
                                            ===========     ===========     ===========
Revenues                                    $11,463,451     $ 8,528,800     $ 6,821,478
                                            ===========     ===========     ===========
Contribution to operating income before
   allocation of corporate overhead         $ 3,898,643     $ 1,852,314     $ 3,034,988
                                            ===========     ===========     ===========

18.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 1997 and 1996 is presented below.

                                                                          QUARTER ENDED
                                               --------------------------------------------------------------------------
                                                 MARCH 31,           JUNE 30,        SEPTEMBER 30,       DECEMBER 31,
                                                   1997                1997              1997          1997 (RESTATED)(1)
                                               ------------       ------------       -------------     ------------------
Revenues:
   Consumer division                           $  2,842,501       $  4,057,310       $  2,882,717       $  3,090,124
   Construction division                          1,270,498         12,929,712          9,722,403         (2,028,313)
                                               ------------       ------------       ------------       ------------
                                                  4,112,999         16,987,022         12,605,120          1,061,811
                                               ------------       ------------       ------------       ------------
Operating costs and expenses:
   Construction and shaping costs                 1,582,142         11,889,210          7,102,439         13,691,875
   Operating expenses                             2,477,297          2,792,823          2,244,164          3,520,902
   Corporate administration                       1,113,034            944,726            627,864          1,497,769
   Depreciation and amortization                     70,868            120,695            240,652            350,151
                                               ------------       ------------       ------------       ------------
                                                  5,243,341         15,747,454         10,215,119         19,060,697
                                               ------------       ------------       ------------       ------------
Operating income (loss) from operations          (1,130,342)         1,239,568          2,390,001        (17,998,886)
Other income (expense)                               56,262            (61,651)          (163,273)          (313,023)
                                               ------------       ------------       ------------       ------------
Income (loss) from continuing operations
before income taxes                              (1,074,080)         1,177,917          2,226,728        (18,311,909)

Provision (benefit) for income taxes               (387,389)           344,217            766,685           (435,305)
                                               ------------       ------------       ------------       ------------
Income (loss) from continuing operations           (686,691)           833,700          1,460,043        (17,876,604)

Loss from discontinued operations                  (915,951)          (830,390)        (1,096,626)        (5,586,283)
                                               ------------       ------------       ------------       ------------
       Net income (loss)                       $ (1,602,642)      $      3,310       $    363,417       $(23,462,887)
                                               ============       ============       ============       ============

EARNINGS PER SHARE - BASIC
   AND DILUTED:
Income (loss) from continuing operations
per share                                      $      (0.12)      $       0.15       $       0.27       $      (3.25)
Discontinued operations per share                     (0.17)             (0.15)             (0.20)             (1.01)
                                               ------------       ------------       ------------       ------------
       Net income (loss) per share             $      (0.29)      $       --         $       0.07       $      (4.26)
                                               ============       ============       ============       ============

                                                                            QUARTER ENDED
                                                  --------------------------------------------------------------------
                                                    MARCH 31,         JUNE 30,         SEPTEMBER 30,       DECEMBER 31,
                                                      1996              1996               1996               1996
                                                  ------------      ------------       ------------       ------------
Revenues:
   Consumer division                              $  2,276,719      $  3,008,061       $  2,475,516       $  3,032,091
   Construction division                             2,055,894         5,116,729          6,482,256          6,799,173
                                                  ------------      ------------       ------------       ------------
                                                     4,332,613         8,124,790          8,957,772          9,831,264
                                                  ------------      ------------       ------------       ------------
Operating costs and expenses:

   Construction and shaping costs                    1,505,531         4,481,026          5,311,901          5,753,795
   Operating expenses                                1,974,760         2,163,287          2,294,646          1,681,499
   Compensation on sales of shares                        --           3,000,000               --                 --
   Corporate administration                            750,467           882,080          1,000,248            643,627
   Depreciation and amortization                        72,207            89,521             26,211             56,168
                                                  ------------      ------------       ------------       ------------
                                                     4,302,965        10,615,914          8,633,006          8,135,089
                                                  ------------      ------------       ------------       ------------
Income (loss) from operations                           29,648        (2,491,124)           324,766          1,696,175
Other income (expense)                                   4,130            (7,331)            76,124             88,425
                                                  ------------      ------------       ------------       ------------
Income (loss) from continuing operations                33,778        (2,498,455)           400,890          1,784,600
before income taxes
Provision for income taxes                                 586            22,588            187,992             34,223
                                                  ------------      ------------       ------------       ------------
Income (loss) from continuing operations                33,192        (2,521,043)           212,898          1,750,377
Loss from discontinued operations                         --            (103,466)           (57,020)        (1,745,471)
                                                  ------------      ------------       ------------       ------------

       Net income (loss)                          $     33,192      $ (2,624,509)      $    155,878       $      4,906
                                                  ============      ============       ============       ============

EARNINGS PER SHARE - BASIC
   AND DILUTED:

Income (loss) from continuing operations
per share                                         $       0.01      $      (0.84)      $       0.04       $       0.32
Discontinued operations per share                         --               (0.03)             (0.01)             (0.32)
                                                  ------------      ------------       ------------       ------------
       Net income (loss) per share                $       0.01      $      (0.87)      $       0.03       $       --
                                                  ============      ============       ============       ============

PRO FORMA EARNINGS PER SHARE - BASIC AND
DILUTED (2):
Pro forma income (loss) from continuing
operations per share                              $       0.03       $     (0.86)      $       0.07
Discontinued operations per share                         --               (0.03)             (0.01)
                                                  ------------       -----------       ------------
Pro forma net income (loss) per share             $       0.03       $     (0.89)      $       0.06
                                                  ============       ============      ============

(1) Based on the results of the Company's comprehensive review of Paragon's construction projects, it was necessary to recognize additional costs and losses associated with certain projects during the fourth quarter of 1997 based on revised cost estimates related to uncompleted contracts which were determined to have been available as of December 31, 1997. Accordingly, the accompanying results of operations for the quarter ended December 31, 1997 have been restated giving effect to the additional costs and losses incurred on the projects. As a result of the restatement, the Company also determined that it was necessary to provide a full valuation allowance to reserve for the net deferred tax asset previously recorded at December 31, 1997. See Note 2.

(2) Pro forma earnings per share assumes pro forma income tax provision (benefit) of $ (45,600), $30,984 and $ (112,715) for the quarterly periods ended March 31, 1996, June 30, 1996 and September 30, 1996, respectively. See Note 1 to Consolidated Financial Statements.

19.  SUBSEQUENT EVENT

On February 27, 1998, the Company entered into a second definitive credit agreement with the financial institution that previously in September 1997 had provided a $10 million revolving credit facility to the Company. The new credit facility provided for additional short-term borrowings of up to $5 million to be used to finance the Company's working capital requirements. During July 1998, the Company repaid in full the outstanding balance due under both credit agreements, and both credit agreements were terminated.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements of the Company are set forth in Part II,
          Item 8 of this report.

     (2) Financial Statement Schedule II, Valuation and Qualifying Accounts for the Years Ended December 31, 1997, 1996 and 1995 is submitted herein.

     (3)  Exhibits -

              EXHIBIT NO.                       DESCRIPTION
              -----------          ------------------------------

                   23              Consent of Arthur Andersen LLP

                   27              Financial Data schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized..

                               GOLDEN BEAR GOLF, INC.

                               By: /s/ Stephen S. Winslett
                                  ----------------------------------------
                                  Stephen S. Winslett
                                  Senior Vice President and
                                  Chief Financial Officer

                               Date: October 19, 1998

                                                                     SCHEDULE II

                             GOLDEN BEAR GOLF, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                  ADDITIONS        DEDUCTIONS
                                                                 -----------       -----------
                                                BALANCE AT        CHARGED TO                         BALANCE AT
                                                BEGINNING         COSTS AND          AMOUNTS             END
               DESCRIPTION                       OF YEAR           EXPENSES        WRITTEN OFF         OF YEAR
----------------------------------------       -----------       -----------       -----------       -----------
YEAR ENDED DECEMBER 31, 1995:
   Allowance for uncollectible accounts        $   572,999       $    98,046       $   159,212       $   511,833
                                               ===========       ===========       ===========       ===========

YEAR ENDED DECEMBER 31, 1996:
   Allowance for uncollectible accounts        $   511,833       $    45,870       $    16,897       $   540,806
   Valuation allowance for deferred
      tax assets                                         -           539,000                 -           539,000
                                               ===========       ===========       ===========       ===========
                                               $   511,833       $   584,870       $    16,897       $ 1,079,806
                                               ===========       ===========       ===========       ===========
YEAR ENDED DECEMBER 31, 1997:
   Allowance for uncollectible accounts        $   540,806       $ 1,862,832       $   255,258       $ 2,148,380
   Valuation allowance for deferred
      tax assets                                   539,000         8,880,116                 -         9,419,116
                                               ===========       ===========       ===========       ===========
                                               $ 1,079,806       $10,742,948       $   255,258       $11,567,496
                                               ===========       ===========       ===========       ===========

                                 EXHIBIT INDEX


EXHIBIT                                  DESCRIPTION
-------                                  -----------

  23               Consent of Arthur Andersen LLP

  27               Financial Data Schedule