Form 10-Q/A
period 1998-03-31
GOLDEN BEAR GOLF INC
filed 1998-10-19
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

     [X] Amendment to Application or Report Filed Pursuant to Section 13 or
         15(d) of the Securities Exchange Act of 1934 (No Fee Required)
                  For the quarterly period ended March 31, 1998
                             Commission File Number
                                     0-21089



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

     11780 U.S. HIGHWAY ONE
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

                             GOLDEN BEAR GOLF, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q/A

                                                                                        PAGE
                                                                                        ----
PART I    -   FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets as of
                 March 31, 1998 (Unaudited) and December 31, 1997......................... 3

              Consolidated Condensed Statements of Operations (Unaudited)
                 for the Three Months Ended March 31, 1998 and 1997....................... 4

              Consolidated Condensed Statements of Cash Flows (Unaudited)
                 for the Three Months Ended March 31, 1998 and 1997....................... 5

              Notes to Consolidated Condensed Financial Statements (Unaudited)............ 6

Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............................14

PART II   -   OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K............................................21

Signatures................................................................................22

PART I  -  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                             GOLDEN BEAR GOLF, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                   MARCH 31,           DECEMBER 31,
                                                                                      1998                 1997
                                                                                -----------------    -----------------
                                                                                   (RESTATED)
                                                                                  (UNAUDITED)
                                     ASSETS
                                     ------
CURRENT ASSETS:
   Cash and cash equivalents                                                    $     1,211,065      $     1,826,033
   Accounts receivable, net                                                          13,610,663           13,213,727
   Due from International                                                                     -              184,502
   Costs and estimated earnings in excess of billings on uncompleted contracts        1,773,818              725,780
   Prepaid expenses and other current assets                                          1,196,620              867,492
   Net current assets of discontinued operations                                        604,236              773,185
                                                                                -----------------    -----------------

           Total current assets                                                      18,396,402           17,590,719

PROPERTY AND EQUIPMENT, net                                                           5,988,817            4,844,577

INTANGIBLES AND OTHER ASSETS, net                                                     1,196,277              774,306

NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                    21,789,054           22,737,517
                                                                                -----------------    -----------------

           Total assets                                                         $    47,370,550      $    45,947,119
                                                                                =================    =================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                             $      4,567,396     $     4,304,993
   Accrued liabilities                                                                 3,153,471           2,885,421
   Construction contract loss reserves                                                 7,886,498           6,755,654
   Due to International                                                                   56,539                   -
   Billings in excess of costs and estimated earnings on uncompleted contracts         7,824,254           6,034,540
   Deferred revenue                                                                    1,661,142             659,816
   Current portion of notes payable and capital leases                                13,097,464           9,392,487
                                                                                -----------------    -----------------
           Total current liabilities                                                  38,246,764          30,032,911

NOTES PAYABLE AND CAPITAL LEASES, net of current portion                               2,821,450           2,352,913

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 20,000,000 shares authorized,
     no shares issued and outstanding                                                          -                   -
   Common stock-
     Class A, $.01 par value, 70,000,000 shares authorized, 2,744,962
       shares issued and outstanding                                                      27,450              27,450
     Class B, $.01 par value, 10,000,000 shares authorized, 2,760,000
       shares issued and outstanding                                                      27,600              27,600
   Additional paid-in capital                                                         40,856,943          40,856,943
   Accumulated deficit                                                               (34,609,657)        (27,350,698)
                                                                                -----------------    -----------------

           Total shareholders' equity                                                  6,302,336          13,561,295
                                                                                -----------------    -----------------

           Total liabilities and shareholders' equity                           $     47,370,550     $    45,947,119
                                                                                ================     ===============

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                --------------------------------------
                                                                                      1998                 1997
                                                                                -----------------    -----------------
                                                                                   (RESTATED)
REVENUES:
   Consumer Division-
     Golf instruction revenues                                                  $     1,893,924      $     1,192,511
     Licensing and other revenues                                                       884,622              727,173
     Income from operations of JNAI                                                     108,914              405,924
     Related party commissions and management fees                                       93,625              516,893
                                                                                ---------------      ---------------
       Total Consumer Division                                                        2,981,085            2,842,501

   Construction Division                                                              8,345,471            1,270,498
                                                                                ---------------      ---------------

       Total revenues                                                                11,326,556            4,112,999
                                                                                ---------------      ---------------

OPERATING COSTS AND EXPENSES:
   Construction and shaping costs                                                    12,074,466            1,582,142
   Operating expenses                                                                 3,165,160            2,477,297
   Corporate administration                                                           1,027,640            1,113,034
   Depreciation and amortization                                                        303,420               70,868
                                                                                ---------------      ---------------
       Total operating costs and expenses                                            16,570,686            5,243,341
                                                                                ---------------      ---------------

       Operating loss                                                                (5,244,130)          (1,130,342)
                                                                                ---------------      ---------------

OTHER INCOME (EXPENSE):
   Interest income                                                                       31,982               57,102
   Interest expense                                                                    (221,791)             (21,620)
   Other                                                                               (126,013)              20,780
                                                                                ---------------      ---------------
       Total other income (expense)                                                    (315,822)              56,262
                                                                                ---------------      ---------------

       Loss from continuing operations before income taxes                           (5,559,952)          (1,074,080)

PROVISION (BENEFIT) FOR INCOME TAXES                                                     49,528             (387,389)

       Loss from continuing operations                                               (5,609,480)            (686,691)


Loss from discontinued operations                                                    (1,649,479)            (915,951)
                                                                                ---------------      ---------------

       Net loss                                                                 $    (7,258,959)     $    (1,602,642)
                                                                                ===============      ===============

EARNINGS PER SHARE - BASIC
   AND DILUTED:
Loss from continuing operations per share                                       $         (1.02)     $         (0.12)
Loss from discontinued operations per share                                     $         (0.30)     $         (0.17)
                                                                                ---------------      ---------------
       Net loss per share                                                       $         (1.32)     $         (0.29)
                                                                                ===============      ===============

Weighted average common shares outstanding                                            5,504,962            5,505,912
                                                                                ===============      ===============


The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                --------------------------------------
                                                                                      1998                  1997
                                                                                -----------------    -----------------
                                                                                   (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $    (7,258,959)     $    (1,602,642)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                     303,420               70,868
      Loss from discontinued operations                                               1,649,479              915,951
      Provision for loss on construction contracts                                    1,130,844                    -
      Changes in assets and liabilities:
         Accounts receivable                                                           (396,936)          (1,163,317)
         Due from/to International                                                      241,041             (658,964)
         Costs and estimated earnings in excess of billings
            on uncompleted contracts                                                 (1,048,038)             361,115
         Prepaid expenses and other current assets                                     (329,128)            (130,061)
         Intangibles and other assets                                                  (461,177)             163,695
         Deferred tax asset                                                                   -             (938,971)
         Accounts payable                                                               262,403           (1,871,303)
         Accrued liabilities                                                            268,050              661,636
         Billings in excess of costs and estimated earnings on uncompleted
         contracts                                                                    1,789,714              548,507
         Deferred revenue                                                             1,001,326              666,573
         Net cash provided by (used in) operating activities of discontinued           (922,341)           2,410,605
         operations
                                                                                ---------------      ---------------
           Net cash used in operating activities                                     (3,770,302)            (566,308)
                                                                                ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                                           (318,529)             (92,138)
   Net cash (used for) investing activities of discontinued
    operations                                                                         (171,218)          (2,889,172)
                                                                                ---------------      ---------------
           Net cash used in investing activities                                       (489,747)          (2,981,310)
                                                                                ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term credit facility                                           5,000,000                    -
   Proceeds from (payments on) revolving credit facilities, net                      (1,713,000)             173,460
   Payments on notes payable and capital leases                                        (203,411)             (13,364)
   Proceeds from exercise of stock options                                                    -               50,400
   Repurchase and retirement of common stock                                                  -              (43,813)
   Net cash provided by (used in) financing activities of discontinued
    operations                                                                          561,492              (98,541)
                                                                                ---------------      ---------------
           Net cash provided by financing activities                                  3,645,081               68,142
                                                                                ---------------      ---------------

           Net decrease in cash and cash equivalents                                   (614,968)          (3,479,476)

CASH AND CASH EQUIVALENTS, beginning of period                                        1,826,033            6,811,046
                                                                                ---------------      ---------------

CASH AND CASH EQUIVALENTS, end of period                                        $     1,211,065      $     3,331,570
                                                                                ===============      ===============

                                   (Continued)
The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                   (CONTINUED)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                --------------------------------------
                                                                                      1998                 1997
                                                                                -----------------    -----------------
                                                                                   (RESTATED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Acquisitions of equipment accounted for as capital leases                         $   1,089,925        $           -

Discontinued Operations:
      Acquisitions of equipment accounted for as capital leases                   $     240,300        $           -
      Notes payable issued in connection with the acquisition of golf centers     $           -        $   2,899,000










The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited Consolidated Financial Statements and Notes thereto included in Golden Bear Golf, Inc.'s (the "Company") Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.

The results of operations and cash flows for the three months ended March 31, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 1998.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period. As part of an organizational restructuring, the operations and financial activity associated with the Company's former Golf and Marketing Divisions have been consolidated into a new Consumer Division. In addition, the Company sold its golf centers operations pursuant to a stock sale that closed subsequent to March 31, 1998. See Note 8. Accordingly, the Company's golf centers operations have been reclassified in the accompanying Consolidated Condensed Financial Statements to reflect discontinued operations.

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

A valuation allowance was established for the Company's net deferred income tax assets as of March 31, 1998 and December 31, 1997 as management believes the future realization of such deferred tax assets is not more likely than not.

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

SEGMENT REPORTING

Pursuant to the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is required to be adopted in fiscal 1998, a public business enterprise must report financial and other descriptive information about its reportable operating segments. Required disclosures include, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Information with respect to the Company's two reportable segments, comprised of the Consumer Division and Construction Division, is included herein in Note 9.

DERIVATIVE FINANCIAL INSTRUMENTS

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

2.  RESTATEMENT

In connection with the departure of certain members of Paragon's senior management during 1998, the Company conducted a comprehensive review of Paragon's construction projects, focusing on the status of the projects, the costs required to fully complete the jobs and the anticipated profitability or losses of such projects. Attention was also directed toward determining contract requirements, including known and unknown amendments and change orders, and the related estimated anticipated costs of fulfilling those requirements. Based on the results of the review, it was necessary to recognize additional costs and losses associated with certain projects based on revised cost estimates related to uncompleted contracts. As discussed in Note 1 (Accounts Receivable and Revenue Recognition - Paragon) to the Company's Form 10-K/A for the year ended December 31, 1997, under percentage-of-completion accounting, the increase in estimated contract costs results in a decrease in reported revenues and profits. Accordingly, the accompanying financial statements reflect the changes to restate the previously filed financial statements for the period ended March 31, 1998 giving effect to the additional costs and losses incurred on the projects. The Company recorded a construction contract loss reserve totaling approximately $7.9 million and $6.8 million in the accompanying Consolidated Condensed Balance Sheets as of March 31, 1998 and December 31, 1997, respectively. As a result of the above restatement, the Company also determined that it was necessary to provide a full valuation allowance to reserve for the deferred tax asset of $2,855,663 and $1,748,202 previously recorded at March 31, 1998 and December 31, 1997, respectively. The effect of the restatement on the Company's results for continuing operations is as follows:

                                                        FOR THE YEAR ENDED
                                                          MARCH 31, 1998
                                                     -------------------------
REVENUES:
     As previously reported                            $       18,997,700
     As restated                                       $       11,326,556

INCOME (LOSS) FROM CONTINUED OPERATIONS
BEFORE INCOME TAXES:
     As previously reported                            $          562,663
     As restated                                       $       (5,559,952)

NET LOSS:
     As previously reported                            $          778,290
     As restated                                       $        7,258,959

LOSS PER SHARE - BASIC AND DILUTED:
     As previously reported                            $           (0.14)
     As restated                                       $           (1.32)

Revenue and income (loss) from continued operations before income taxes as restated herein exclude results of Golden Bear Golf Centers, Inc. which have been reclassified to "Loss from discontinued operations" in the accompanying Consolidated Condensed Statements of Operations. See Note 8.

3.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted construction and shaping contracts consist of the following for contracts recognized under the percentage-of-completion method of accounting:

                                                                MARCH 31,           DECEMBER 31,
                                                                  1998                  1997
                                                             ----------------     -----------------
      Costs incurred on uncompleted contracts                $    35,061,581      $    23,824,133
      Estimated loss                                              (3,983,059)          (1,528,973)
                                                             ---------------      ---------------
                                                                  31,078,522           22,295,160
      Less billings to date                                      (37,128,958)         (27,603,920)
                                                             ---------------      ---------------
                                                             $    (6,050,436)     $    (5,308,760)
                                                             ===============      ===============

The amounts associated with costs and estimated earnings on uncompleted construction and shaping costs are included in the accompanying Consolidated Condensed Balance Sheets under the following captions:

                                                                MARCH 31,           DECEMBER 31,
                                                                  1998                  1997
                                                             ----------------     -----------------
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                    $     1,773,818      $       725,780

      Billings in excess of costs and estimated
        earnings on uncompleted contracts                         (7,824,254)          (6,034,540)
                                                             ---------------      ---------------

                                                             $    (6,050,436)     $    (5,308,760)
                                                             ===============      ===============

The Company recorded a construction contract loss reserve totaling $7,886,498 and $6,755,654 in the accompanying Consolidated Condensed Balance Sheets as of March 31, 1998 and December 31, 1997, respectively, which represents the balance of estimated losses on certain uncompleted contracts for which management of the Company believes losses are probable.

4.  NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consist of the following:

                                                                                 MARCH 31,           DECEMBER 31,
                                                                                    1998                 1997
                                                                              -----------------     ----------------
    Capital lease obligations secured by equipment and furniture,
      maturing through January, 2003(1)                                        $   2,781,768        $    1,804,047

    Revolving credit facility with a bank, with interest at prime payable
      quarterly, matures in September, 1999(2)                                     7,159,410             8,872,410

    Short-term credit facility with a bank, with interest at greater of prime
      or Federal Funds rate +1/2% payable at maturity in May, 1998(3)              5,000,000                     -

    Notes payable, with principal and interest ranging from 8 3/4% to
      10 3/4% payable monthly, maturing through December, 2002(4)                    977,736             1,068,943
                                                                               -------------        --------------

                                                                                  15,918,914            11,745,400
    Less current portion                                                         (13,097,464)           (9,392,487)
                                                                              --------------        --------------

                                                                              $    2,821,450        $    2,352,913
                                                                              ==============        ==============

(1) The Company acquired certain construction equipment, computer equipment, office furniture and phone systems equipment by entering into financing arrangements that were accounted for as capital leases. Included in such capital lease obligations are additions during the three months ended March 31, 1998 of approximately $1.1 million to finance the acquisition of certain construction equipment. These capital lease obligations have terms of up to five years and require monthly payments representing principal and interest at rates ranging from 8.5% to 12.7%.

(2) In September 1997, the Company entered into a definitive credit agreement with a bank for a $10 million revolving credit facility that has a term of two years. Outstanding borrowings, which bear interest at the prime rate payable quarterly, are secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term debt. All amounts outstanding under this credit facility were repaid in full in July 1998, and the credit facility was terminated. Accordingly, all amounts related to the credit facility are classified as a current liability in the accompanying March 31, 1998 balance sheet.

(3) On February 27, 1998, the Company entered into a second definitive credit agreement with the financial institution that previously in September 1997 had provided the $10 million revolving credit facility to the Company. The new credit facility provides for additional short-term borrowings of up to $5 million to be used to finance the working capital requirements of the Company's wholly-owned construction subsidiary, Paragon Construction International, Inc. ("Paragon"). All amounts outstanding under this credit facility were repaid in full in July 1998, and the credit facility was terminated. Accordingly, all amounts related to the credit facility are classified as a current liability in the accompanying March 31, 1998 balance sheet.

(4) The Company financed the purchase of certain construction equipment and vehicles by issuing notes payable secured by the assets purchased. Such notes payable have terms of up to five years and require monthly payments representing principal and interest at rates ranging from 8 3/4% to 10 3/4%.

5.  COMMITMENTS AND CONTINGENCIES

CLAIMS AND ASSESSMENTS

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

The Company intends to vigorously defend each of the foregoing lawsuits, but their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to the Company, could have a material adverse effect of the Company's financial position and results of operations. The Company's ultimate liability with respect to any of the foregoing proceedings is not presently determinable.

The Securities and Exchange Commission is conducting a private investigation to determine whether the Company or certain of its current or former officers, director and employees have engaged in conduct in violation of certain provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. The Company believes that such investigation is focused principally on the recognition of additional costs and losses associated with the review of Paragon's construction projects discussed in Note 2 and the Company's public statements and accounting systems with respect thereto. The Company is cooperating in such investigation.

ACCUMULATED DEFICIT AND LIQUIDITY

The Company has incurred operating losses from continuing operations which has resulted in an accumulated deficit of approximately $34.6 million and a working capital deficiency of approximately $19.9 million at March 31, 1998. The Company incurred a net loss of approximately $17,000,000 (unaudited) for the six months ended June 30, 1998 and expects such losses to continue during the remainder of fiscal 1998. Management's plans in regard to these matters include obtaining funds from the sale of Golden Bear Golf Centers, Inc. to an unrelated party (See
Note 8), as well as reducing on-going expenses at Paragon. In connection with Paragon, the Company is negotiating with certain project owners, as well as construction vendors and subcontractors, to expedite the completion of those projects and to minimize the cost associated with such completion.

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

6.  OPERATIONS OF JNAI

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

The following is a condensed summary of the operating results of JNAI:

                                                            FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
                                                         ----------------------------------
                                                              1998               1997
                                                         ---------------     --------------
    Licensing revenues                                   $      379,845      $     765,250
    Operating expenses                                          114,955             83,268
    Provision (benefit) for income taxes                         47,062           (129,866)
                                                         ==============      =============
    Net income                                           $      217,828      $     811,848
                                                         ==============      =============

7.  RELATED PARTY TRANSACTIONS

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

8. DISCONTINUED OPERATIONS

On July 20, 1998, the Company sold all of the issued and outstanding stock of its Golden Bear Golf Centers, Inc. ("Golf Centers") subsidiary to an unrelated party for $32 million less the outstanding balance of any capital lease obligations and purchase money indebtedness remaining in connection with the Company's initial purchase of the Company's golf center facilities. The purchase price approximates the book value of the Company's investment in Golf Centers, and the Company does not expect to incur any significant gain or loss on the sale. Golf Centers was incorporated in December 1992 to offer franchise opportunities for the operation of golf instruction and practice facilities that consist of practice stations and the teaching techniques developed by Jack Nicklaus, Jim Flick and the International staff. In connection with the franchise program, Golf Centers entered into various agreements with franchisees including, but not limited to, development and license agreements which provided for the establishment and operation of golf centers and use of various trademarks, trade names and associated logos and symbols. In addition, Golf Centers also owned and operated its own golf instruction and practice facilities at numerous locations in several states.

Prior to the closing of the sale, Golf Centers distributed certain assets and liabilities to the Company. The Company has classified the amounts related to Golf Centers as discontinued operations and has included its results of operations as "Loss from discontinued operations" in the accompanying Consolidated Condensed Statements of Operations. The loss from discontinued operations totaled $1,649,479 and $915,951 for the three months ended March 31, 1998 and 1997, respectively.

The net assets of the discontinued operations at March 31, 1998 and December 31,1997, as presented in the accompanying Consolidated Condensed Balance Sheets, are as follows:

                                                          MARCH 31, 1998           DECEMBER 31,1997
                                                      ---------------------     ---------------------
Current assets                                           $     4,104,912           $     3,812,770
Property and equipment, net                                   23,379,835                23,510,655
Other assets                                                   6,690,852                 6,777,646
                                                         ---------------           ---------------
     Total assets                                             34,175,599                34,101,071
                                                         ---------------           ---------------

Current liabilities                                            3,500,676                 3,039,585
Other liabilities                                              8,281,633                 7,550,784
                                                         ---------------           ---------------
     Total liabilities                                        11,782,309                10,590,369
                                                         ---------------           ---------------
     Net assets of discontinued operations               $    22,393,290           $    23,510,702
                                                         ===============           ===============


9.  SEGMENT REPORTING

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

The revenues, operating income (loss), depreciation and amortization, and capital expenditures of the respective segments are set forth below.

                                                  FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                              ------------------------------------
                                                   1998                1997
                                              ---------------    -----------------
      Revenues:
         Consumer division                    $   2,981,085      $     2,842,501
         Construction division                    8,345,471            1,270,498
                                              -------------      ---------------

                                              $  11,326,556      $     4,112,999
                                              =============      ===============
      Operating income (loss):
         Consumer division                    $     754,197      $     1,115,868
         Construction division                   (4,876,637)          (1,095,676)
         Corporate administration                (1,121,690)          (1,150,534)
                                              -------------      ---------------

                                              $  (5,244,130)     $    (1,130,342)
                                              =============      ===============

                                                  FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                              ------------------------------------
                                                   1998                1997
                                              ---------------    -----------------
        Depreciation and amortization:
         Consumer division                    $      20,838      $        18,831
         Construction division                      188,532               14,537
         Corporate administration                    94,050               37,500
                                              -------------      ---------------

                                              $     303,420      $        70,868
                                              =============      ===============

        Capital expenditures:
         Consumer division                    $      42,109      $        44,137
         Construction division                      259,874               35,250
         Corporate administration                    16,546               12,751
                                              -------------      ---------------

                                              $     318,529      $        92,138
                                              =============      ===============


Information with respect to identifiable assets of the respective segments is set forth below.

                                                                MARCH 31,         DECEMBER 31,
                                                                  1998                 1997
                                                             ---------------    ---------------
      Identifiable assets:
         Consumer division                                   $    1,472,503     $    1,434,442
         Construction division                                   20,186,921         17,584,685
         Corporate administration                                 3,317,836          3,417,290
         Net assets of discontinued operations                   22,393,290         23,510,702
                                                             --------------     --------------

                                                             $   47,370,550     $   45,947,119
                                                             ==============     ==============

10.  SUBSEQUENT EVENT

During July 1998, the Company repaid in full the outstanding balance due under its revolving and short-term credit agreements, and the agreements were terminated. See Note 4. Accordingly, all amounts outstanding at March 31, 1998 and December 31, 1997 are classified as current liabilities in the accompanying balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

As part of an organizational restructuring to refocus on its core businesses, the operations and financial activity associated with the Company's former Golf and Marketing Divisions have been consolidated into a new Consumer Division. Accordingly, the Company now operates its business through two divisions comprised of the Consumer Division and the Construction Division. The Consumer Division is involved in the licensing and franchising of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS FLICK GOLF SCHOOLS and the generation of marketing fees related to Jack Nicklaus' personal endorsements. The Construction Division provides technical construction services principally in connection with the construction and renovation of golf courses and resort-related facilities.

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

In connection with the departure of certain members of Paragon's senior management during 1998, the Company conducted a comprehensive review of Paragon's construction projects, focusing on the status of the projects, the costs required to fully complete the jobs and the anticipated profitability or losses of such projects. Attention was also directed toward determining contract requirements, including known and unknown amendments and change orders, and the related estimated anticipated costs of fulfilling those requirements. In the review, the Company found evidence that former management of Paragon falsified records, underbid construction projects, misrepresented the status of construction projects and made false statements about Paragon's revenues, costs and profits to the Company's executive management and Board of Directors. Based on the results of the review, it was necessary to recognize additional costs and losses associated with certain projects based on revised cost estimates related to uncompleted contracts. As discussed in Note 1 (Accounts Receivable and Revenue Recognition - Paragon) to the Company's Form 10-K/A for the year ended December 31, 1997, under percentage-of-completion accounting, the increase in estimated contract costs results in a decrease in reported revenues and profits. Accordingly, the accompanying Consolidated Condensed Statements of Operations reflect the changes to restate the previously filed financial statements for the period ended March 31, 1998 giving effect to the additional costs and losses to be recorded on the projects. As a result of the above restatement, the Company also determined that it was necessary to write-off the deferred tax asset of $2,855,663 and $1,748,202 previously recorded at March 31, 1998 and December 31, 1997, respectively.

As a result of the aforementioned review and restatement, numerous purported class action lawsuits have been filed against the Company and certain current and former officers and directors of the Company, asserting various claims under the federal securities laws. In addition, the staff of the Securities and Exchange Commission is conducting an investigation relating to these matters. While it is not feasible to predict or determine the outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material impact on the financial condition, results of operations and cash flows of the Company.

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

The Securities and Exchange Commission is conducting a private investigation to determine whether the Company or certain of its current or former officers, director and employees have engaged in conduct in violation of certain provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. The Company believes that such investigation is focused principally on the recognition of additional costs and losses associated with the review of Paragon's construction projects discussed in Note 2 and the Company's public statements and accounting systems with respect thereto. The Company is cooperating in such investigation.

DISCONTINUED OPERATIONS

On July 20, 1998, the Company sold all of the issued and outstanding stock of it's Golden Bear Golf Centers, Inc. ("Golf Centers") subsidiary to an unrelated party for approximately $32 million less the outstanding balance of any capital lease obligations and purchase money indebtedness remaining in connection with the Company's initial purchase of the Company's golf center facilities. Golf Centers was incorporated in December 1992 to offer franchise opportunities for the operation of golf instruction and practice facilities that consist of practice stations and the teaching techniques developed by Jack Nicklaus, Jim Flick and the International staff. In connection with the franchise program, Golf Centers entered into various agreements with franchisees including, but not limited to, development and license agreements which provided for the establishment and operation of golf centers and use of various trademarks, trade names and associated logos and symbols. In addition, Golf Centers also owned and operated its own golf instruction and practice facilities at numerous locations in several states.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

For the three months ended March 31, 1998, total revenues increased to $11.3 million, up 175.6% compared to revenues of $4.1 million for the comparable period of 1997.

The $7.2 million increase in total revenues during the current quarterly period was principally the result of an increase in Construction Division revenues to $8.3 million from $1.3 million for the first quarter of last year. The low volume of construction business for the first quarter of last year was the result of management's decision to curtail such activities pending the implementation of new systems and the integration of new management during 1997. Revenues attributable to the Consumer Division increased to $3.0 million for the three months ended March 31, 1998, reflecting a 7.1% increase from the comparable period of the prior year. Such increase in Consumer Division revenues was due to an increase in golf instruction operations.

The Company incurred operating losses of $5.2 million and $1.1 million during the three months ended March 31, 1998 and 1997, respectively. The increase in the operating loss incurred for the current quarterly period was primarily attributable to an increase in operating expenses from the expanded level of operations in the majority of the Company's businesses.

The operating loss incurred for the three months ended March 31, 1998 was also impacted by an increase in the amount of depreciation and amortization expense, which increased to $0.3 million during the first quarter of the current year from $0.1 million for the comparable period of 1997, due primarily to the addition of equipment used for Paragon's operations. Corporate administration expenses, which are comprised primarily of personnel-related costs, decreased slightly to $1.0 million for the current quarterly period from $1.1 million for the comparable period of the prior year.

Interest expense for the three months ended March 31, 1998 increased to $0.2 million from less than $0.1 million for the first three months of 1997, attributable primarily to outstanding borrowings under the Company's $10 million credit facility and $5 million short-term credit facility during the current quarterly period. The Company's provision for income taxes for the three months ended March 31, 1998 reflects an effective tax rate of 0.9% of the pre-tax losses reported as compared to a benefit for income taxes for the three months ended March 31, 1997 which reflects an effective tax rate of 36.1% of the pre-tax losses reported. The decrease in the effective tax rate for the current quarterly period is primarily attributable to management's determination that the future realization of deferred tax assets is not more likely than not and as such, a valuation allowance has been established against the Company's deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998 and December 31, 1997, the Company had a working capital deficit of $19.9 million and $12.4 million, respectively, along with cash and cash equivalents of $1.2 million and $1.8 million, respectively.

Certain of the Company's working capital requirements are financed by borrowings under a $10 million revolving credit facility. Borrowings under the facility are secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term indebtedness. At March 31, 1998 and December 31, 1997, outstanding borrowings under the facility were approximately $7.2 million and $8.9 million, respectively. The credit agreement for the facility contains customary conditions and covenants with respect to the conduct of the Company's business, including dividend payment limitations, and requires the maintenance of various financial ratios. At March 31, 1998, the Company was out of compliance with respect to its maintenance of the required ratio of EBITDA to interest expense plus current maturities of debt, as defined in the credit agreement, for which it obtained a waiver from the financial institution. During July 1998, all amounts outstanding under this credit facility were repaid in full, and the credit facility was terminated. Accordingly, all amounts related to the credit facility are classified as a current liability in the accompanying balance sheets.

The Company entered into a definitive credit agreement with this same lender on February 27, 1998 for an additional short-term $5 million credit facility. Borrowings under the new facility are limited to a percentage of Paragon's eligible trade receivables and net costs and estimated earnings in excess of billings on uncompleted construction contracts, subject to certain limitations and stipulations as set forth in the credit agreement. The new credit agreement provides for a term of 90 days and as of March 31, 1998, the outstanding balance of borrowings under the facility was $5 million. Outstanding borrowings are cross-collateralized with related indebtedness under the $10 million revolving credit facility previously provided to the Company by this same lender, whereby all advances payable to such lender are secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term debt. During July 1998, all amounts outstanding under this credit facility were repaid in full, and the credit facility was terminated. Accordingly, all amounts related to the credit facility are classified as a current liability in the accompanying balance sheets.

The Company has incurred operating losses from continuing operations which has resulted in an accumulated deficit of approximately $34.6 million and a working capital deficiency of approximately $19.9 million at March 31, 1998. The Company incurred a net loss of approximately $17,000,000 (unaudited) for the six months ended June 30, 1998 and expects such losses to continue during the remainder of fiscal 1998. Management's plans in regard to these matters include obtaining funds from the sale of Golf Centers to an unrelated party, as well as reducing on-going expenses at Paragon. In connection with Paragon, the Company is negotiating with certain project owners, as well as construction vendors and subcontractors, to expedite the completion of those projects and to minimize the cost associated with such completion.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, to those risks associated with economic conditions generally and the economy in those areas where the Company has assets and operations including Asia and Japan; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the licensing and franchising of golf centers; those risks associated with the performance of Paragon Construction International and stabilization of its activities, including its ability to obtain new contracts and remain competitive, its ability to obtain a joint venture partner or other satisfactory collaborative agreement with a third party, its ability to successfully negotiate with certain project owners, as well as construction vendors and subcontractors, regarding the completion of existing projects and the minimization of costs associated with such completion, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, and risks relating to litigation and associated costs arising out of Paragon's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks related to changes in business strategy or development plans; risks related to the outcomes of the pending lawsuits against the Company and the associated costs; risks associated with future profitability; and other factors discussed elsewhere in this release and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this press release will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission.

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

                        GOLDEN BEAR GOLF, INC.

                        By: /S/  STEPHEN S. WINSLETT
                            ----------------------------------------------------
                            Stephen S. Winslett
                            Senior Vice President and Chief Financial Officer

                        Date:  October 19, 1998

                                 EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
-------                             -----------

  27                Financial Data Schedule