Form 10-Q
period 1998-06-30
GOLDEN BEAR GOLF INC
filed 1998-10-19
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  -  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the quarterly period ended June 30, 1998

                                       or

[ ] - Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:    0-21089

                             GOLDEN BEAR GOLF, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           FLORIDA                                     65-0680880
-------------------------------           --------------------------------------
(State or other jurisdiction of           I.R.S. Employer Identification Number)
incorporation or organization)

11780 U.S. HIGHWAY ONE, NORTH PALM BEACH, FLORIDA        33408
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

                                 Yes  X          No
                                     ---            ---

The Registrant had outstanding 2,744,962 shares of Class A Common Stock (par value $.01 per share) and 2,760,000 shares of Class B Common Stock (par value $.01 per share) as of August 7, 1998.

                             GOLDEN BEAR GOLF, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                            PAGE
                                                                                            ----
PART I    -   FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets as of
                 June 30, 1998 (Unaudited) and December 31, 1997............................   3

              Consolidated Condensed Statements of Operations (Unaudited) for the
                 Three Months and Six Months Ended June 30, 1998 and 1997...................   4

              Consolidated Condensed Statements of Cash Flows (Unaudited)
                 for the Six Months Ended June 30, 1998 and 1997............................   5

              Notes to Consolidated Condensed Financial Statements (Unaudited)..............   6

Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..............................  14

PART II   -   OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K..............................................  19

Signatures..................................................................................  20

PART I  -  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                                              GOLDEN BEAR GOLF, INC.

                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    JUNE 30,           DECEMBER 31,
                                                                                      1998                 1997
                                                                                -----------------    -----------------
                                                                                  (UNAUDITED)
                                                       ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $     1,002,166      $     1,826,033
   Accounts receivable, net                                                          10,526,296           13,213,727
   Due from International                                                                85,594              184,502
   Costs and estimated earnings in excess of billings on uncompleted contracts          654,232              725,780
   Prepaid expenses and other current assets                                          2,176,272              867,492
   Net current assets of discontinued operations                                              -              773,185
                                                                                ---------------      ---------------
           Total current assets                                                      14,444,560           17,590,719

PROPERTY AND EQUIPMENT, net                                                           6,675,393            4,844,577

INTANGIBLES AND OTHER ASSETS, net                                                     1,278,381              774,306

NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                    21,405,005           22,737,517
                                                                                ---------------      ---------------

           Total assets                                                         $    43,803,339      $    45,947,119
                                                                                ===============      ===============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                             $     6,536,324      $     4,304,993
   Accrued liabilities                                                                6,508,422            2,885,421
   Construction contract loss reserves                                                6,063,127            6,755,654
   Billings in excess of costs and estimated earnings on uncompleted
     Contracts                                                                        6,784,273            6,034,540
   Deferred revenue                                                                     964,676              659,816
   Current portion of notes payable and capital leases                               15,587,586            9,392,487
   Net current liabilities of discontinued operations                                 1,362,206                    -
                                                                                ---------------      ---------------
           Total current liabilities                                                 43,806,614           30,032,911
                                                                                ---------------      ---------------
NOTES PAYABLE AND CAPITAL LEASES, net of current portion                              3,270,262            2,352,913
                                                                                ---------------      ---------------

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 20,000,000 shares authorized,
     no shares issued and outstanding                                                         -                    -
   Common stock-
     Class A, $.01 par value, 70,000,000 shares authorized, 2,744,962
       shares issued and outstanding                                                     27,450               27,450
     Class B, $.01 par value, 10,000,000 shares authorized, 2,760,000
       shares issued and outstanding                                                     27,600               27,600
   Additional paid-in capital                                                        40,856,943           40,856,943
   Accumulated deficit                                                              (44,185,530)         (27,350,698)
                                                                                ---------------      ---------------
           Total shareholders' equity                                                (3,273,537)          13,561,295
                                                                                ---------------      ---------------
           Total liabilities and shareholders' equity                           $    43,803,339      $    45,947,119
                                                                                ===============      ===============

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                         JUNE 30,                               JUNE 30,
                                             ----------------------------------     ---------------------------------
                                                  1998               1997                1998              1997
                                             ---------------    ---------------     ---------------   ---------------
REVENUES:
   Consumer Division-
     Golf instruction revenues               $    2,208,717     $    1,984,959      $    4,102,641    $    3,177,470
     Licensing and other revenues                   972,295          1,215,177           1,856,917         1,942,350
     Income from operations of JNAI                  82,771            338,590             191,685           744,514
     Related party commissions and fees              26,958            518,584             120,583         1,035,477
                                             --------------     --------------      --------------    --------------
       Total Consumer Division                    3,290,741          4,057,310           6,271,826         6,899,811

   Construction Division                         18,625,865         12,929,712          26,971,336        14,200,210
                                             --------------     --------------      --------------    --------------
       Total revenues                            21,916,606         16,987,022          33,243,162        21,100,021
                                             --------------     --------------      --------------    --------------

OPERATING COSTS AND EXPENSES:
   Construction and shaping costs                20,935,022         11,889,210          33,009,488        13,471,352
   Operating expenses                             6,256,029          2,792,823           9,421,189         5,270,120
   Corporate administration                         753,109            944,726           1,780,749         2,057,760
   Depreciation and amortization                    467,310            120,695             770,730           191,563
                                             --------------     --------------      --------------    --------------
       Total operating costs and expenses        28,411,470         15,747,454          44,982,156        20,990,795
                                             --------------     --------------      --------------    --------------

           Operating income (loss)               (6,494,864)         1,239,568         (11,738,994)          109,226
                                             --------------     --------------      --------------    --------------


OTHER INCOME (EXPENSE):
   Interest income                                   44,120             28,361              76,102            85,463
   Interest expense                                (355,408)           (40,012)           (577,199)          (61,632)
   Other                                           (128,067)           (50,000)           (254,080)          (29,220)
                                             --------------     --------------      --------------    --------------
       Total other expense                         (439,355)           (61,651)           (755,177)           (5,389)
                                             --------------     --------------      --------------    --------------
       Income (loss) from continuing
          operations before income taxes         (6,934,219)         1,177,917         (12,494,171)          103,837

PROVISION (BENEFIT) FOR
   INCOME TAXES                                     236,379            344,217             285,907           (43,172)
                                             --------------     --------------      --------------    --------------
       Income (loss) from continuing
          operations                             (7,170,598)           833,700         (12,780,078)          147,009

Loss from discontinued operations                (2,405,275)          (830,390)         (4,054,754)       (1,746,341)
                                             --------------     --------------      --------------    --------------
       Net income (loss)                     $   (9,575,873)    $        3,310      $  (16,834,832)   $   (1,599,332)
                                             ==============     ==============      ==============    ==============

EARNINGS PER SHARE - BASIC
   AND DILUTED:
Income (loss) from continuing operations     $        (1.30)    $         0.15      $        (2.32)   $         0.03
Loss from discontinued operations                     (0.44)             (0.15)              (0.74)            (0.32)
                                             --------------     --------------      --------------    --------------
       Net income (loss) per share           $        (1.74)    $         0.00      $        (3.06)   $        (0.29)
                                             ==============     ==============      ==============    ==============

Weighted average common shares
   outstanding                                    5,504,962          5,504,962           5,504,962         5,505,437
                                             ==============     ==============      ==============    ==============

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                    ----------------------------------
                                                                                         1998               1997
                                                                                    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING
   OPERATIONS:
   Net Loss                                                                         $  (16,834,832)    $   (1,599,332)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         770,730            191,563
     Loss from discontinued operations                                                   4,054,754          1,746,341
     Provision for uncollectable accounts                                                        -             40,250
     Provision for loss on construction contracts                                         (692,527)                 -
     Loss on disposal of property and equipment                                            126,219             53,350
     Changes in assets and liabilities:
       Accounts receivable                                                               2,687,431         (4,158,642)
       Due from International                                                               98,908            438,869
       Costs and estimated earnings in excess of billings
          on uncompleted contracts                                                          71,548            273,252
       Prepaid expenses and other current assets                                        (1,308,780)          (648,992)
       Intangibles and other assets                                                       (631,434)        (1,206,233)
       Accounts payable                                                                  2,231,331           (881,130)
       Accrued liabilities                                                               3,623,001          2,373,158
       Billings in excess of costs and estimated earnings on uncompleted contracts         749,733            570,301
       Deferred revenue                                                                    304,860            521,954
       Net cash provided by (used in) operating activities of discontinued
       operations                                                                         (868,965)         4,774,392
                                                                                    --------------     --------------

           Net cash used in operating activities                                       (5,618,023)          2,489,101
                                                                                    --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                                              (436,905)          (617,209)
   Net cash (used in) investing activities of discontinued operations                     (347,959)        (5,911,357)
                                                                                    --------------     --------------

           Net cash used in investing activities                                          (784,864)        (6,528,566)
                                                                                    --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term credit facility                                              5,000,000                  -
   Proceeds from revolving credit facilities, net                                          413,000            190,174
   Payments on notes payable and capital leases                                           (464,053)           (83,788)
   Proceeds from exercise of stock options                                                       -             50,400
   Repurchase and retirement of common stock                                                     -            (43,813)
   Net cash provided by (used in) financing activities of discontinued operations          630,073           (158,808)
                                                                                    --------------     --------------

           Net cash provided by (used in) financing activities                           5,579,020            (45,835)
                                                                                    --------------     --------------

           Net decrease in cash and cash equivalents                                      (823,867)        (4,085,300)

CASH AND CASH EQUIVALENTS, beginning of period                                           1,826,033          6,811,046
                                                                                    --------------     --------------

CASH AND CASH EQUIVALENTS, end of period                                            $    1,002,166     $    2,725,746
                                                                                    ==============     ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
      Acquisitions of equipment and furniture accounted for as capital leases       $            -     $    1,163,145
      Notes payable issued in connection with the acquisition of equipment                 503,921             43,468
      Discontinued Operations:
       Acquisitions of equipment accounted for as capital leases                           240,300                  -
       Notes payable issued in connection with the acquisition of golf centers                   -          2,899,000

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

The results of operations and cash flows for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 1998.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period. As part of an organizational restructuring, the operations and financial activity associated with the Company's former Golf and Marketing Divisions have been consolidated into a new Consumer Division. In addition, the Company sold its golf centers operations pursuant to a stock sale that closed subsequent to June 30, 1998. See Note 7. Accordingly, the Company's golf centers operations have been reclassified in the accompanying Consolidated Condensed Financial Statements to reflect discontinued operations.

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

A valuation allowance was established for the Company's net deferred income tax assets as of June 30, 1998 and December 31, 1997 as management believes the future realization of such deferred tax assets is not more likely than not.

EARNINGS PER SHARE

Effective December 15, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which among other changes, requires that basic earnings per share be computed without regard to any outstanding common equivalent shares. Earnings per share in the accompanying Consolidated Condensed Statements of Operations is computed by dividing the net loss by the weighted average common shares outstanding for the respective periods presented. Diluted earnings per share as computed under SFAS No. 128 includes the effects of common stock equivalents, including the dilutive effect of all outstanding stock options using the treasury stock method. Diluted earnings per share is the same as basic earnings per share in the accompanying Consolidated Condensed Statements of Operations. Options to purchase 565,725 and 380,538 shares of common stock were not included in computing earnings per share for the periods ended June 30, 1998 and 1997, respectively, because their effects were anti-dilutive for the respective periods.

COMPREHENSIVE INCOME

Required for 1998 financial statements, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (i) classify items of other comprehensive income by their nature in financial statements and
(ii) display the accumulated balance of other comprehensive income separately from retained deficit and additional paid-in capital in the equity section of the balance sheets. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. During the three and six-month periods ended June 30, 1998 and 1997, the Company did not have any changes in its equity resulting from such non-owner sources, and accordingly, comprehensive income as set forth by SFAS No. 130 was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Condensed Statements of Operations.

SEGMENT REPORTING

Pursuant to the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is required to be adopted in fiscal 1998, a public business enterprise must report financial and other descriptive information about its reportable operating segments. Required disclosures include, among other things, a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. Information with respect to the Company's two reportable segments, comprised of the Consumer Division and Construction Division, is included herein in Note 8.

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

2.  COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted construction and shaping contracts consist of the following for contracts recognized under the percentage-of-completion method of accounting:

                                                                JUNE 30,            DECEMBER 31,
                                                                  1998                  1997
                                                             ----------------     -----------------
      Costs incurred on uncompleted contracts                $    45,436,371      $    23,824,133
      Estimated loss                                              (7,051,238)          (1,528,973)
                                                             ---------------      ---------------
                                                                  38,385,133           22,295,160
      Less billings to date                                      (44,515,174)         (27,603,920)
                                                             ---------------      ---------------

                                                             $    (6,130,041)     $    (5,308,760)
                                                             ===============      ===============

The amounts associated with costs and estimated earnings on uncompleted construction and shaping costs are included in the accompanying Consolidated Condensed Balance Sheets under the following captions:

                                                                JUNE 30,            DECEMBER 31,
                                                                  1998                  1997
                                                             ----------------     -----------------
      Costs and estimated earnings in excess of
        billings on uncompleted contracts                    $       654,232      $       725,780

      Billings in excess of costs and estimated

        earnings on uncompleted contracts                         (6,784,273)          (6,034,540)
                                                             ---------------      ---------------

                                                             $    (6,130,041)     $    (5,308,760)
                                                             ===============      ===============

The Company has recorded a construction contract loss reserve totaling $6,063,127 and $6,755,654 in the accompanying consolidated condensed balance sheets as of June 30, 1998 and December 31, 1997, respectively, which represents the balance of estimated losses on certain uncompleted contracts for which management of the Company believes losses are probable.

3.  NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consist of the following:

                                                                                    JUNE 30,           DECEMBER 31,
                                                                                      1998                 1997
                                                                                 ----------------     ----------------
      Capital lease obligations secured by equipment and furniture,
         maturing through January, 2003(1)                                       $   3,185,896        $    1,804,047

      Revolving credit facility with a bank, with interest at prime payable
         quarterly, matures in September, 1999(2)                                    9,285,410             8,872,410

      Short-term credit facility with a bank, with interest at greater of prime
         or Federal Funds rate + 1/2% payable at maturity in August, 1998(3)         5,000,000                     -

      Notes payable, with principal and interest ranging from 8 3/4% to
         10 3/4% payable monthly, maturing through December, 2002(4)                 1,386,542             1,068,943
                                                                                 -------------        --------------

                                                                                    18,857,848            11,745,400
      Less current portion                                                         (15,501,609)           (9,392,487)
                                                                                 -------------        --------------

                                                                                 $   3,356,239        $    2,352,913
                                                                                 =============        ==============

(1) The Company acquired certain construction equipment, computer equipment, office furniture and phone systems equipment by entering into financing arrangements that were accounted for as capital leases. Included in such capital lease obligations are additions during the six months ended June 30, 1998 of approximately $1.1 million to finance the acquisition of certain construction equipment. These capital lease obligations have terms of up to five years and require monthly payments representing principal and interest at rates ranging from 8.5% to 12.7%.

(2) In September 1997, the Company entered into a definitive credit agreement with a bank for a $10 million revolving credit facility that has a term of two years. Outstanding borrowings, which bear interest at the prime rate payable quarterly, are secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term debt. All amounts outstanding under this credit facility were repaid in full in July 1998, and the credit facility was terminated. Accordingly, all amounts related to the revolving credit facility are classified as current in the accompanying June 30, 1998 and December 31, 1997 balance sheets.

(3) On February 27, 1998, the Company entered into a second definitive credit agreement with the financial institution that previously in September 1997 had provided the $10 million revolving credit facility to the Company. The new credit facility provided for additional short-term borrowings of up to $5 million to be used to finance the working capital requirements of the Company's wholly-owned construction subsidiary, Paragon Construction International, Inc. ("Paragon"). All amounts outstanding under this credit facility were repaid in full in July 1998, and the credit facility was terminated. Accordingly, all amounts related to the credit facility are classified as a current liability in the accompanying June 30, 1998 balance sheet.

(4) The Company financed the purchase of certain construction equipment and vehicles by issuing notes payable secured by the assets purchased. Such notes payable have terms of up to five years and require monthly payments representing principal and interest at rates ranging from 8 3/4% to 10 3/4%.

4.  COMMITMENTS AND CONTINGENCIES

CLAIMS AND ASSESSMENTS

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and related amounts due, together with additional damages, totaling approximately $350,000. Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. Although the customer recently claimed its damages were in excess of $1.2 million, the initial claim submitted by the customer in arbitration was for $750,000. The ultimate outcome of this matter is not determinable at this time; accordingly, no provision for loss regarding this matter had been established at June 30, 1998.

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

The Securities and Exchange Commission is conducting a private investigation to determine whether the Company or certain of its current or former officers, director and employees have engaged in conduct in violation of certain provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. The Company believes that such investigation is focused principally on the recognition of additional costs and losses associated with the review of Paragon's construction projects and the Company's public statements and accounting systems with respect thereto. The Company is cooperating in such investigation.

ACCUMULATED DEFICIT AND LIQUIDITY

The Company has incurred operating losses from continuing operations which has resulted in an accumulated deficit of approximately $44.2 million and a working capital deficiency of approximately $29.4 million at June 30, 1998. The Company incurred a net loss of approximately $17,000,000 (unaudited) for the six months ended June 30, 1998 and expects such losses to continue during the remainder of fiscal 1998. Management's plans in regard to these matters include obtaining funds from the sale of Golden Bear Golf Centers, Inc. to an unrelated party (See
Note 7), as well as reducing on-going expenses at Paragon. In connection with Paragon, the Company is negotiating with certain project owners, as well as construction vendors and subcontractors, to expedite the completion of those projects and to minimize the cost associated with such completion.

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

The following is a condensed summary of the operating results of JNAI:

                                              FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                               JUNE 30,
                                           ----------------------------------     ----------------------------------
                                                1998               1997                1998               1997
                                           ---------------     --------------     ---------------    ---------------
    Licensing revenues                     $      299,703      $     865,826      $      679,548     $    1,631,076
    Operating expenses                            117,767            177,645             232,722            260,913
    Provision (benefit) for income taxes           16,393             10,996              63,455           (118,870)
                                           ==============      =============      ==============     ==============
    Net income                             $      165,543      $     677,185      $      383,371     $    1,489,033
                                           ==============      =============      ==============     ==============

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

Under the previous design services marketing agreement, the Company generally had been entitled to 10% of the gross design fees collected by Nicklaus Design for its role in marketing such design services. At December 31, 1997, the Company had a net receivable balance due from International in the amount of $184,502, substantially all of which was comprised of commissions payable under the former design services marketing agreement. The Company had earned commissions in this capacity of $752,997 during the six months ended June 30, 1997.

Pursuant to the terms of a personal services management agreement, International and Mr. Nicklaus have retained the Company as the exclusive manager and representative to market the personal endorsement services of Mr. Nicklaus, pursuant to which the Company is generally entitled to approximately 20% to 30% of the personal endorsement fees received by Mr. Nicklaus. During the six months ended June 30, 1998 and 1997, the Company earned management fees attributable to providing such services of $120,583 and $282,500, respectively.

The Company has an office staff sharing agreement with International which provides for the sharing of the services of certain specifically identified office staff and personnel that can effectively serve the needs of both organizations. During the first six months of fiscal 1998 and 1997, payroll and related costs associated with such shared employees totaling $55,500 and $290,400, respectively, were allocated to International. The Company also previously subleased its corporate office facilities from International through July 31, 1997. The rent expense incurred under such sublease for the first six months of fiscal 1997 was $305,655. Effective August 1, 1997, the Company entered into a separate lease agreement for its corporate office facilities directly with the owner of such facilities. In addition, the Company had maintained certain office space in Singapore through October 31, 1997 that was shared with International. During the six months ended June 30, 1997, a total of $164,000 of costs associated with maintaining such facilities was allocated to International. Effective November 1, 1997, the Company relocated its office facilities in Singapore and entered into a lease for its new facilities that are no longer shared with International. As of June 30, 1998, the Company had a net balance due from International of $85,594, comprised primarily of billings for certain golf course maintenance consulting services provided on behalf of Paragon.

In the ordinary course of business, the Company purchases golf equipment manufactured by Nicklaus Golf Equipment Company, L.C., a privately owned company in which Mr. Nicklaus has a 50% equity interest. Such equipment is purchased primarily for resale in the pro shops of the Company's golf centers and for promotional programs associated with the Company's Nicklaus Flick Golf Schools. During the six months ended June 30, 1998 and 1997, the Company purchased such golf equipment at a cost of $130,800 and $11,956, respectively.

During the six months ended June 30, 1998 the Company paid Executive Sports International, a privately held company owned in part by a member of the Nicklaus family, $75,847 for certain printing and graphics services.

7. DISCONTINUED OPERATIONS

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

Prior to the closing of the sale, Golf Centers distributed certain assets and liabilities to the Company. The Company has classified the amounts related to Golf Centers as discontinued operations and has included its results of operations as "Loss from discontinued operations" in the accompanying consolidated condensed statements of operations. The loss from operations of Golf Centers were as follows for each of the periods presented:

                                              FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                               JUNE 30,
                                           ----------------------------------     ----------------------------------
                                                1998               1997                1998               1997
                                           ---------------     --------------     ---------------    ---------------
   Loss from discontinued operations       $    2,405,275      $     830,390      $    4,054,754     $    1,746,341

The net assets of the discontinued operations at June 30, 1998 and December 31, 1997, as presented in the accompanying consolidated condensed balance sheets, are as follows:

                                                            JUNE 30, 1998            DECEMBER 31,1997
                                                            -------------            ----------------
Current assets                                             $   3,407,349            $   3,812,770
Property and equipment, net                                   23,136,768               23,510,655
Other assets                                                   6,610,311                6,777,646
                                                           -------------            -------------
     Total assets                                             33,154,428               34,101,071
                                                           -------------            -------------

Current liabilities                                            4,769,555                  691,858
Other liabilities                                              8,342,074                7,550,784
                                                           -------------            -------------
     Total liabilities                                        13,111,629                8,242,642
                                                           -------------            -------------

     Net assets of discontinued operations                 $  20,042,799            $  25,858,429
                                                           =============            =============

8.  SEGMENT REPORTING

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

The revenues, operating income (loss), capital expenditures, and depreciation and amortization of the respective segments are set forth below.

                                             FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                      JUNE 30,                                   JUNE 30,
                                         ------------------------------------     ----------------------------------------
                                              1998                1997                 1998                  1997
                                         ---------------     ----------------     ----------------    --------------------
      Revenues:
         Consumer division               $    3,290,741      $    4,057,310       $    6,271,826      $    6,899,811
         Construction division               18,625,865          12,929,712           26,971,336          14,200,210
                                         --------------      --------------       --------------      --------------

                                         $   21,916,606      $   16,987,022       $   33,243,162      $   21,100,021
                                         ==============      ==============       ==============      ==============


      Operating income (loss):
         Consumer division               $    1,379,451      $    1,811,874       $    2,133,648      $    2,927,742
         Construction division              (7,027,156)             491,556          (11,903,793)           (604,120)
         Corporate administration             (847,159)          (1,063,862)          (1,968,849)         (2,214,396)
                                         --------------      --------------       --------------      --------------

                                         $   (6,494,864)     $    1,239,568       $  (11,738,994)     $      109,226
                                         ==============      ==============       ==============      ==============
      Capital expenditures:
         Consumer division               $        2,094      $        7,475       $       44,203      $       51,612
         Construction division                   23,037              70,249              282,911             105,499
         Corporate administration                93,245             447,347              109,791             460,098
                                         --------------      --------------       --------------      --------------

                                         $      118,376      $      525,071       $      436,905      $      617,209
                                         ==============      ==============       ==============      ==============

      Depreciation and amortization:
         Consumer division               $       20,838      $       24,021       $       41,676      $       42,852
         Construction division                  352,422              12,716              540,954              27,253
         Corporate administration                94,050              83,958              188,100             121,458
                                         --------------      --------------       --------------      --------------

                                         $      467,310      $     120,695        $      770,730      $      191,563
                                         ==============      =============        ==============      ==============

Information with respect to identifiable assets of the respective segments is set forth below.

                                                                JUNE 30,         DECEMBER 31,
                                                                  1998               1997
                                                             ---------------    ---------------
      Identifiable assets:
         Consumer Division                                   $    1,341,803     $    1,434,442
         Construction Division                                   18,139,829         17,584,685
         Corporate administration                                 2,916,702          3,417,290
         Net assets of discontinued operations                   21,405,005         23,510,702
                                                             --------------     --------------
                                                             $   43,803,339     $   45,947,119
                                                             ==============     ==============

9.  SUBSEQUENT EVENT

During July 1998, the Company repaid in full the outstanding balance due under its revolving and short-term credit agreements, and the agreements were terminated. See Note 3. Accordingly, all amounts outstanding at June 30, 1998 and December 31, 1997 are classified as current liabilities in the accompanying balance sheets.

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

Under the terms of a design services marketing agreement, the Company had marketed golf course designs worldwide for Nicklaus Design. However, as part of its organizational restructuring, the Company terminated the design services marketing agreement effective January 1, 1998 and entered into a ten year exclusive commitment with International to market Paragon's golf course construction services to Nicklaus Design clients and prospects. The arrangement between the parties will permit Paragon to utilize the services of Nicklaus Design's sales staff as needed on an independent contract basis and Paragon will be compensated by Nicklaus Design for any design leads generated through Paragon's activities.

In connection with the departure of certain members of Paragon's senior management during 1998, the Company conducted a comprehensive review of Paragon's construction projects, focusing on the status of the projects, the costs required to fully complete the jobs and the anticipated profitability or losses of such projects. Attention was also directed toward determining contract requirements, including known and unknown amendments and change orders, and the related estimated anticipated costs of fulfilling those requirements. In the review, the Company found evidence that former management of Paragon falsified records, underbid construction projects, misrepresented the status of construction projects and made false statements about Paragon's revenues, costs and profits to the Company's executive management and Board of Directors. Based on the results of the review, it was necessary to recognize costs and losses associated with certain projects based on cost estimates related to uncompleted contracts. In connection with the review, the Company recorded construction contract loss reserves of $6,063,127 and $6,755,654 as of June 30, 1998 and December 31, 1997, respectively.

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

The Securities and Exchange Commission is conducting a private investigation to determine whether the Company or certain of its current or former officers, director and employees have engaged in conduct in violation of certain provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. The Company believes that such investigation is focused principally on the recognition of additional costs and losses associated with the review of Paragon's construction projects and the Company's public statements and accounting systems with respect thereto. The Company is cooperating in such investigation.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

For the three months ended June 30, 1998, total revenues increased to $21.9 million, up 28.8% compared to revenues of $17.0 million for the comparable period of 1997.

The $4.9 million increase in total revenues during the current quarterly period was principally the result of an increase in Construction Division revenues to $18.6 million from $12.9 million for the second quarter of last year. The low volume of construction business for the second quarter of last year was the result of management's decision to curtail such activities pending the implementation of new systems and the integration of new management. Revenues attributable to the Consumer Division decreased to $3.3 million for the three months ended June 30, 1998, reflecting a 19.5% decrease from the comparable period of the prior year. Such decrease in Consumer Division revenues was due to a reduction in earnings from the Company's partnership interest in JNAI in the Far East as well as a reduction in related party commissions and fees.

The Company incurred an operating loss of $6.5 million and an operating income of $1.2 million during the three months ended June 30, 1998 and 1997, respectively. The decrease in the operating loss incurred for the current quarterly period was primarily attributable to the gross profit deficit of $2.3 million contributed by the Construction Division, in contrast to a gross profit of $1.0 million incurred on the reduced volume of revenues for the comparable period of the prior year. The increase in the gross profit contribution was offset in part, by a 79.7% increase in operating expenses which resulted from the expanded level of operations in the majority of the Company's businesses.

The operating loss incurred for the three months ended June 30, 1998 was also impacted by an increase in the amount of depreciation and amortization expense, which increased to $0.5 million during the first quarter of the current year from $0.1 million for the comparable period of 1997, due primarily to the addition of equipment used for Paragon's operations. Corporate administration expenses, which are comprised primarily of personnel-related costs, decreased slightly to $0.8 million for the current quarterly period from $0.9 million for the comparable period of the prior year.

Interest expense for the three months ended June 30, 1998 increased to $0.4 million from $.04 million for the three months ended June 30,1997, attributable primarily to outstanding borrowings under the Company's $10 million credit facility and $5 million short-term credit facility during the current quarterly period.

The provision for income taxes reflects effective tax rates of 3.4%, of the pre-tax loss reported for the three months ended June 30, 1998 and 29.2% of the pre-tax income reported for the three months ended June 30, 1997. The decrease in the effective tax rate for the current quarterly period is primarily attributable to management's determination that the future realization of deferred tax assets is not more likely than not and as such, a valuation allowance has been established against the Company's deferred tax assets.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

For the six months ended June 30, 1998, total revenues increased to $33.2 million, up 57.3% compared to revenues of $21.1 million for the comparable period of 1997.

The $12.1 million increase in total revenues was principally the result of an increase in Construction Division revenues to $27.0 million from $14.2 million for the first six months of 1997. The low volume of construction business for the first six months of 1997 was the result of management's decision to curtail such activities pending the implementation of new systems and the integration of new management in 1997. Revenues attributable to the Consumer Division decreased to $6.3 million for the six months ended June 30, 1998, reflecting a 8.7% decrease from the comparable period of the prior year. Such decrease in Consumer Division revenues was due to a reduction in earnings from the Company's partnership interest in JNAI in the Far East as well as a reduction in related party commissions and fees.

The Company incurred an operating loss of $11.7 million and operating income of $0.1 million during the six months ended June 30, 1998 and 1997, respectively. The operating loss incurred for the current period was primarily attributable to significant losses incurred on construction projects related to job cost overruns.

The operating loss incurred for the six months ended June 30, 1998 was also impacted by an increase in the amount of depreciation and amortization expense, which increased to $0.8 million during the first half of the current year from $0.2 million for the comparable period of 1997, due primarily to an increase from the addition of equipment used for Paragon's operations. Corporate administration expenses, which are comprised primarily of personnel-related costs, decreased slightly to $1.8 million for the first half of the current year from $2.1 million for the comparable period of the prior year.

Interest expense for the six months ended June 30, 1998 increased to $0.6 million from $0.1 million for the first six months of 1997, attributable primarily to outstanding borrowings under the Company's $10 million credit facility and $5 million short-term credit facility during the current period.

The provision for income taxes recorded for the six months ended June 30, 1998 reflects an effective tax rate of 2.3% of the pre-tax losses reported for the period, and the benefit for income taxes recorded for the six months ended June 30, 1997 reflects an effective tax rate of 41.6% of the pre-tax income reported for the period. The decrease in the effective tax rate for the current six month period is primarily attributable to management's determination that the future realization of deferred tax assets is not more likely than not and as such, a valuation allowance has been established against the Company's deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998 and December 31, 1997, the Company had a working capital deficit of $29.4 million and $12.4 million, respectively, along with cash and cash equivalents of $1.0 million and $1.8 million, respectively.

Certain of the Company's working capital requirements are financed by borrowings under a $10 million revolving credit facility. Borrowings under the facility are secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term indebtedness. At June 30, 1998 and December 31, 1997, outstanding borrowings under the facility were approximately $9.3 million and $8.9 million, respectively. The credit agreement for the facility contains customary conditions and covenants with respect to the conduct of the Company's business, including dividend payment limitations, and requires the maintenance of various financial ratios. At June 30, 1998, the Company was out of compliance with respect to its maintenance of the required ratio of EBITDA to interest expense plus current maturities of debt, as defined in the credit agreement, for which it obtained a waiver from the financial institution. During July 1998, all amounts outstanding under this credit facility were repaid in full, and the credit facility was terminated. Accordingly, all amounts related to the revolving credit facility are classified as a current liability in the accompanying balance sheets.

The Company entered into a definitive credit agreement with this same lender on February 27, 1998 for an additional short-term $5 million credit facility. Borrowings under the new facility are limited to a percentage of Paragon's eligible trade receivables and net costs and estimated earnings in excess of billings on uncompleted construction contracts, subject to certain limitations and stipulations as set forth in the credit agreement. The new credit agreement provides for a term of 90 days and as of June 30, 1998, the outstanding balance of borrowings under the facility was $5 million. Outstanding borrowings are cross-collateralized with related indebtedness under the $10 million revolving credit facility previously provided to the Company by this same lender, whereby all advances payable to such lender are secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term debt. During July 1998, all amounts outstanding under this credit facility were repaid in full, and the credit facility was terminated. Accordingly, all amounts related to the credit facility are classified as a current liability in the accompanying balance sheets.

The Company has incurred operating losses from continuing operations which has resulted in an accumulated deficit of approximately $44.2 million and a working capital deficiency of approximately $29.4 million at June 30, 1998. The Company incurred a net loss of approximately $17,000,000 (unaudited) for the six months ended June 30, 1998 and expects such losses to continue during the remainder of fiscal 1998. Management's plans in regard to these matters include obtaining funds from the sale of Golf Centers to an unrelated party, as well as reducing on-going expenses at Paragon. In connection with Paragon, the Company is negotiating with certain project owners, as well as construction vendors and subcontractors, to expedite the completion of those projects and to minimize the cost associated with such completion.

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

MARKET RISK

The Company is exposed to market risks, including changes in interest rates and currency exchange rates. Based on the Company's interest rate and foreign exchange rate exposure at June 30, 1998, a 10% change in the current interest rate or historical currency rate movements would not have a material effect on the Company's financial position or results of operations over the remainder of the current fiscal year.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, to those risks associated with economic conditions generally and the economy in those areas where the Company has assets and operations including Asia and Japan; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the licensing and franchising of golf centers; ;those risks associated with the performance of Paragon Construction International and stabilization of its activities, including its ability to obtain new contracts and remain competitive, its ability to obtain a joint venture partner or other satisfactory collaborative agreement with a third party, its ability to successfully negotiate with certain project owners, as well as construction vendors and subcontractors, regarding the completion of existing projects and the minimization of costs associated with such completion, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, and risks relating to litigation and associated costs arising out of Paragon's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks related to changes in business strategy or development plans; risks related to the outcomes of the pending lawsuits against the Company and the associated costs; risks associated with future profitability; and other factors discussed elsewhere in this release and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this press release will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         27 Financial Data Schedule (for SEC use only).

   (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the six-month period ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GOLDEN BEAR GOLF, INC.

                           By: /S/  STEPHEN S. WINSLETT
                              --------------------------------------------------
                               Stephen S. Winslett
                               Senior Vice President and Chief Financial Officer

                           Date:  October 19, 1998

                                 EXHIBIT INDEX


EXHIBIT                              DESCRIPTION
-------                              -----------

  27               Financial Data Schedule