Form 10-Q
period 1998-09-30
GOLDEN BEAR GOLF INC
filed 1998-11-23
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  -  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the quarterly period ended September 30, 1998

                                       or

[ ]  -  Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

Commission File Number:    0-21089


                             GOLDEN BEAR GOLF, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             FLORIDA                               65-0680880
----------------------------------  -------------------------------------------
 (State or other jurisdiction of      (I.R.S. Employer Identification Number)
  incorporation or organization)


11780 U.S. HIGHWAY ONE, NORTH PALM BEACH, FLORIDA                      33408
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

The Registrant had outstanding 2,744,962 shares of Class A Common Stock (par value $.01 per share) and 2,760,000 shares of Class B Common Stock (par value $.01 per share) as of September 30, 1998.



                             GOLDEN BEAR GOLF, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q






                                                                                        PAGE
                                                                                        ----
PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets as of
              September 30, 1998 (Unaudited) and December 31, 1997...................... 3

           Consolidated Condensed Statements of Operations (Unaudited) for the
              Three Months and Nine Months Ended September 30, 1998 and 1997............ 4

           Consolidated Condensed Statements of Cash Flows (Unaudited)
              for the Nine Months Ended September 30, 1998 and 1997..................... 5

           Notes to Consolidated Condensed Financial Statements (Unaudited)............. 6

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................ 13

PART II -  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K............................................ 17

Signatures............................................................................. 18


PART I  -  FINANCIAL INFORMATION

                                    GOLDEN BEAR GOLF, INC.

                            CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                       1998              1997
                                                                   --------------    -------------
                                                                    (UNAUDITED)
                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                          $2,120,952        $  675,303
  Accounts receivable, net                                            2,180,440         1,501,767
  Due from affiliates                                                    69,279           157,698
  Prepaid expenses and other current assets                             437,846           304,115
                                                                   --------------    -------------

         Total current assets                                         4,808,517         2,638,883

PROPERTY AND EQUIPMENT, net                                           1,057,854         1,069,067

OTHER ASSETS                                                            273,734           546,819

NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                     2,902,777        24,643,492
                                                                   --------------    -------------

         Total assets                                               $ 9,042,882      $ 28,898,261
                                                                   ==============    =============

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                  $ 1,712,694      $    897,964
  Accrued liabilities                                                 2,156,523           710,498
  Deferred revenue                                                    1,199,676           659,816
  Current portion of notes payable and capital leases                   489,509         9,024,619
  Net current liabilities of discontinued operations                 13,589,161         3,788,178
                                                                   --------------    -------------

         Total current liabilities                                   19,147,563        15,081,075
                                                                   --------------    -------------

NOTES PAYABLE AND CAPITAL LEASES, net of current portion              2,400,000           255,891
                                                                   --------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value, 20,000,000 shares authorized, no shares issued and outstanding

  Common stock-
    Class A, $.01 par value, 70,000,000 shares authorized,
      2,744,962 shares issued and outstanding                            27,450            27,450
    Class B, $.01 par value, 10,000,000 shares authorized,
      2,760,000 shares issued and outstanding                            27,600            27,600
  Additional paid-in capital                                         40,856,943        40,856,943
  Accumulated deficit                                               (53,416,674)      (27,350,698)
                                                                   --------------    -------------

         Total shareholders' equity (deficit)                       (12,504,681)       13,561,295
                                                                   --------------    -------------

         Total liabilities and shareholders' equity                  $9,042,882       $28,898,261
                                                                   ==============    =============

      The accompanying notes to consolidated condensed financial statements are an integral part of these statements.


                                    GOLDEN BEAR GOLF, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                       FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                       ---------------------------     ---------------------------
                                          1998            1997             1998              1997
                                       ------------    -----------     --------------    --------------
REVENUES:
    Golf instruction revenues           $  618,011     $  915,756      $   4,506,338     $   3,558,916
    Licensing and other revenues         1,413,531      1,717,151          3,484,763         4,946,789
    Income from operations of JNAI         215,244        130,030            406,928           874,544
    Related party commissions and fees     211,093        119,780            331,676           402,280
                                       ------------    -----------     --------------    --------------
      Total revenues                     2,457,879      2,882,717          8,729,705         9,782,529
                                       ------------    -----------     --------------    --------------


OPERATING COSTS AND EXPENSES:

  Operating expenses                     1,580,319      1,637,966          5,923,193         5,600,819
  Corporate administration               1,355,923        376,859          2,657,002         1,932,609
  Depreciation and amortization            105,108         82,881            272,184           247,191
                                       ------------    -----------     --------------    --------------
      Total operating costs and expenses 3,041,350      2,097,706          8,852,379         7,780,619
                                       ------------    -----------     --------------    --------------

           Operating income (loss)       (583,471)        785,011          (122,674)         2,001,910
                                       ------------    -----------     --------------    --------------

OTHER INCOME (EXPENSE):
  Interest income                           16,399         14,978             17,328            98,947
  Interest expense                       (227,320)        (9,874)          (389,370)          (26,100)
  Other                                   (32,418)       (80,581)          (262,929)         (129,515)
                                       ------------    -----------     --------------    --------------
      Total other expense                (243,339)       (75,477)          (634,971)          (56,668)
                                       ------------    -----------     --------------    --------------
      Income (loss) from continuing
         operations before income taxes  (826,810)        709,534          (757,645)         1,945,242

PROVISION FOR INCOME TAXES                   2,350        101,793            180,312           285,363
                                       ------------    -----------     --------------    --------------
      Income (loss) from continuing
         operations                      (829,160)        607,741          (937,957)         1,659,879

Gain on sale of business segment           969,405                           969,405

Loss from discontinued operations       (9,371,384)      (244,326)      (26,097,424)       (2,895,792)
                                       ------------    -----------     --------------    --------------
      Net income (loss)                $(9,231,139)      $363,415      $(26,065,976)      $(1,235,913)
                                       ============    ===========     ==============    ==============
EARNINGS PER SHARE - BASIC
   AND DILUTED:
Income (loss) from continuing operations$   (0.15)       $    0.11      $     (0.17)      $      0.30
Gain on sale of business segment              0.17                              0.18
Income (loss) from discontinued
operations, net                             (1.70)          (0.04)            (4.74)            (0.52)
                                       ------------    -----------     --------------    --------------
      Net income (loss) per share      $    (1.68)       $   0.07       $     (4.73)      $     (0.22)
                                       ============    ===========     ==============    ==============
Weighted average common shares
   outstanding                           5,504,962      5,506,187          5,504,962         5,505,687
                                       ------------    -----------     --------------    --------------

      The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                                    GOLDEN BEAR GOLF, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                        FOR THE NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                      -------------------------------
                                                                          1998             1997
                                                                      --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
  Net Loss                                                            $(26,065,976)    $ (1,235,913)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                           272,184          247,191
    Loss from discontinued operations                                    25,128,019        2,895,792
    Changes in assets and liabilities:
        Accounts receivable                                               (747,952)        (572,779)
        Due from affiliates                                                 157,698          590,313
        Prepaid expenses and other current assets                         (133,731)         (87,654)
        Intangibles and other assets                                        273,085          161,133
        Accounts payable                                                    814,730          249,426
        Accrued liabilities                                               1,446,025        1,048,042
        Deferred revenue                                                    539,860        1,096,792
         Deferred tax assets                                                               (842,292)
                                                                      --------------   --------------

         Net cash provided by continuing operating activities             1,683,941        3,550,051
                                                                      --------------   --------------

   Net cash used in discontinued operations                             (17,531,827)    (10,924,856)
                                                                      --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                               (481,981)        (507,107)
    Proceeds from sale of  business segment                              22,635,221
                                                                      --------------   --------------
         Net cash provided by ( used in) investing activities            22,153,240        (507,107)
                                                                      --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term credit facility                                5,000,000
  Proceeds from revolving credit facilities, net                            413,000
  Payments on short-term and revolving credit agreements               (13,243,706)      (2,411,870)
  Proceeds from notes payable and capital leases, net                     2,971,000        4,822,846
  Proceeds from exercise of stock options                                                      6,585
                                                                      --------------   --------------

         Net cash provided by (used in) financing activities            (4,859,706)        2,417,561
                                                                      --------------   --------------

         Net increase (decrease) in cash and cash equivalents             1,445,649      (5,464,351)

CASH AND CASH EQUIVALENTS, beginning of period                              675,303       6,694,991
                                                                      --------------   --------------

CASH AND CASH EQUIVALENTS, end of period                                $ 2,120,952    $  1,230,640
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

The results of operations and cash flows for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 1998.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period. The Company sold its golf centers operations pursuant to a stock sale of the golf center subsidiary that closed on July 20, 1998. See Note 7.

On October 26 ,1998, the Board of Directors of the Company approved the discontinuance of the Company's construction division which is conducted by Paragon Construction International, Inc. ("Paragon") upon the completion of all remaining projects. Presently, the Company is pursuing an alliance with The Weitz Company, Inc. ("Weitz") for the construction of golf courses and related infrastructure, as well as for vertical construction of golf related facilities. Under the alliance as currently contemplated, the Company would provide golf course construction expertise and marketing assistance and Weitz would provide all construction and project management. See Note 7. There is no assurance that an agreement with Weitz will be reached.


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

A valuation allowance was established for the Company's net deferred income tax assets as of September 30, 1998 and December 31, 1997 as management does not currently believe that the future realization of such deferred tax assets is more likely than not.

EARNINGS PER SHARE


Effective December 15, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which among other changes, requires that basic earnings per share be computed without regard to any outstanding common equivalent shares. Earnings per share in the accompanying Consolidated Condensed Statements of Operations is computed by dividing the net loss by the weighted average common shares outstanding for the respective periods presented. Diluted earnings per share as computed under SFAS No. 128 includes the effects of common stock equivalents, including the dilutive effect of all outstanding stock options using the treasury stock method. Diluted earnings per share is the same as basic earnings per share in the accompanying Consolidated Condensed Statements of Operations. Options to purchase 565,725 and 380,538 shares of common stock were not included in computing earnings per share for the periods ended September 30, 1998 and 1997, respectively, because their effects were anti-dilutive for the respective periods.

COMPREHENSIVE INCOME

Required for 1998 financial statements, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (i) classify items of other comprehensive income by their nature in financial statements and
(ii) display the accumulated balance of other comprehensive income separately from retained deficit and additional paid-in capital in the equity section of the balance sheets. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. During the three and nine-month periods ended September 30, 1998 and 1997, the Company did not have any changes in its equity resulting from such non-owner sources, and accordingly, comprehensive income as set forth by SFAS No. 130 was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Condensed Statements of Operations.

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

3.  NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consist of the following:

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                      1998             1997
                                                                   ------------    --------------
     Capital lease obligations secured by equipment and
        furniture, maturing through January, 2003(1)               $   489,509     $   408,100

     Revolving credit facility with a bank, repaid in July 1998;
        credit facility terminated                                        --         8,872,410
     Note payable, interest payable monthly. (2)                     2,400,000              ---
                                                                   ------------    --------------
                                                                     2,889,509       9,280,510
     Less current portion
                                                                     (489,509)     (9,024,619)
                                                                   ------------    --------------
                                                                   $ 2,400,000     $   255,891
                                                                   ============    ==============

(1) The Company acquired certain computer equipment, office furniture and phone systems equipment by entering into financing arrangements that were accounted for as capital leases. These capital lease obligations have terms of up to five years and require monthly payments representing principal and interest at rates ranging from 8.5% to 12.7%.

(2) On July 13, 1998 the Company issued a promissory note to Jack W. Nicklaus, a major stockholder and Chairman of the Company, for $2,400,000. The note which matures on July 1, 2003 is subject to a monthly interest payment based on "The Wall Street Journal Prime Rate" (the prime rate published in the "Money Rates" section of the Wall Street Journal).



4.  COMMITMENTS AND CONTINGENCIES

CLAIMS AND ASSESSMENTS

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and related amounts due, together with additional damages, totaling approximately $350,000 Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. Although the customer recently claimed its damages were in excess of $1.2 million, the initial claim submitted by the customer in arbitration was for $750,000. The ultimate outcome of this matter is not determinable at this time; accordingly, no provision for loss regarding this matter had been established at September 30, 1998.

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

On July 28, 1998, individuals purporting to be shareholders of the Company filed a class action lawsuit in the United States District Court for the Southern District of Florida. The lawsuit was filed by the plaintiff individually and on behalf of all others who purchased common stock of the Company from August 1, 1996 through July 24, 1998, excluding defendants and certain other related persons or entities, against the Company and certain of the Company's present and former officers and directors. The complaint alleges that during the purported class period, the Company violated applicable sections of the Securities Exchange Act of 1934 by making misrepresentations or omissions of material fact in publicly filed documents and in other alleged public statements relating to the Company's financial condition and that of its wholly-owned subsidiary, Paragon. The plaintiff is seeking an unspecified amount of damages, interest, costs and attorneys' fees. Since the filing of this matter, nine additional lawsuits have been filed against the Company and certain of its present and former officers and directors. Eight of these lawsuits were filed in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Eastern District of New York, though the court in New York has entered an order transferring this action to the Southern District of Florida. The allegations in these additional lawsuits are essentially the same as those contained in the initial lawsuit and two lawsuits have asserted claims under the Securities Act of 1933. The District Court in Florida has entered an order consolidating all of the actions originally filed in the Southern District of Florida and all other similar actions which are transferred to or subsequently filed in the Southern District of Florida and has directed the plaintiffs to file a Consolidated Complaint.

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


ACCUMULATED DEFICIT AND LIQUIDITY

The Company has incurred operating losses from continuing operations which has resulted in an accumulated deficit of approximately $53.4 million and a working capital deficiency of approximately $14.3 million at September 30, 1998. The Company incurred a net loss of approximately $26.1 million (unaudited) for the nine months ended September 30, 1998 and expects further losses during the remainder of fiscal 1998. Management's plans in regard to these matters include discontinuing the Company's construction operations and reducing on-going expenses .

Future working capital requirements will be dependent on the Company's ability to achieve and maintain profitable operations in the future. There is no assurance that the Company will be successful in realizing these objectives, or will generate sufficient cash flow from operations to rectify the Company's current working capital deficiency and so as to meet future working capital requirements. To the extent that capital requirements exceed available capital, the Company will need to seek alternative sources of financing to fund its operations. The Company has no existing credit facility and there is no assurance that alternative financing will be available, if at all, on satisfactory terms. If the Company is unable to obtain satisfactory alternative financing, the Company may be required to delay or reduce its future expenses, sell additional assets to meet its obligations, or seek to renegotiate the terms of its obligations.

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

The following is a condensed summary of the operating results of JNAI:

                                     FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                     ----------------------------    ----------------------------
                                        1998            1997            1998            1997
                                     ------------    ------------    ------------    ------------

   Licensing revenues                  $ 574,090       $ 643,606     $ 1,253,638     $ 2,274,686
   Operating expenses                     78,035         331,911         310,757         592,826
   Provision (benefit) for
     income taxes                         65,565          51,635         129,020        (67,235)
                                     ------------    ------------    ------------    ------------
     Net income                        $ 430,490       $ 260,060      $  813,861      $1,749,095
                                     ============    ============    ============    ===========


RELATED PARTY TRANSACTIONS

Pursuant to a design services marketing agreement, the Company marketed golf course designs worldwide for Nicklaus Design, the golf course design division of Golden Bear International, Inc. ("International"), a privately owned company controlled by Jack Nicklaus. As part of an organizational restructuring to refocus on its core businesses, the Company terminated the design services marketing agreement effective January 1, 1998. Concurrent with the termination of the design services agreement, International assumed certain financial obligations of the Company to employees and third parties formerly involved in the design marketing function, and the Company obtained a ten year exclusive commitment from International to continue the marketing of golf course construction services to Nicklaus Design clients and prospects. The arrangement between the parties will permit the Company to utilize the services of Nicklaus Design's sales staff as needed on an independent contract basis and the Company has agreed to pay International a commission equal to five percent of the projected gross profit margin negotiated by the Company in golf course construction contracts procured by Nicklaus Design. The Company will also be entitled to receive finder's fees from International for business leads generated by them which result in definitive golf course contracts for Nicklaus Design.

Under the previous design services marketing agreement, the Company generally had been entitled to 10% of the gross design fees collected by Nicklaus Design for its role in marketing such design services. At December 31, 1997, the Company had a net receivable balance due from International in the amount of $157,698, substantially all of which was comprised of commissions payable under the former design services marketing agreement. Pursuant to the terms of a personal services management agreement, International and Mr. Nicklaus have retained the Company as the exclusive manager and representative to market the personal endorsement services of Mr. Nicklaus, pursuant to which the Company is generally entitled to approximately 20% to 30% of the personal endorsement fees received by Mr. Nicklaus. During the nine months ended September 30, 1998 and 1997, the Company earned management fees attributable to providing such services of $331,676 and $402,280 respectively.

The Company has an office staff sharing agreement with International which provides for the sharing of the services of certain specifically identified office staff and personnel that can effectively serve the needs of both organizations. During the nine months ended September 30, 1998 and 1997, payroll and related costs associated with such shared employees totaling $98,244 and $456,650, respectively, were allocated to International. As of September 30, 1998, the Company had a net balance due from International of $39,170 comprised primarily of reimbursable expenses.

In the ordinary course of business, the Company purchases golf equipment manufactured by Nicklaus Golf Equipment Company, L.C., a privately owned company in which Mr. Nicklaus has a 50% equity interest. Such equipment is purchased primarily for resale in the pro shops of the Company's golf centers and for promotional programs associated with the Company's Nicklaus Flick Golf Schools. During the nine months ended September 30, 1998 and 1997, the Company purchased such golf equipment at a cost of $53,042 and $56,942 respectively.

During the nine months ended September 30, 1998, the Company paid Executive Sports International, a privately held company owned in part by a member of the Nicklaus family, $34,063 for certain printing and graphics services.


7. DISCONTINUED OPERATIONS

     GOLDEN BEAR GOLF CENTERS

On July 20, 1998, the Company sold all of the issued and outstanding stock of its Golden Bear Golf Centers, Inc. ("Golf Centers") subsidiary to an unrelated party for approximately $32 million less the outstanding balance of any capital lease obligations and purchase money indebtedness remaining in connection with the Company's initial purchase of the Company's golf center facilities. The sale resulted in a gain of approximately $1.0 million. Prior to the closing of the sale, Golf Centers distributed certain assets and liabilities to the Company. The Company has classified the amounts related to Golf Centers as discontinued operations and has included its results of operations as "Loss from discontinued operations" in the accompanying consolidated condensed statements of operations. The losses from operations of Golf Centers were as follows for each of the periods presented:

                                     FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                     ----------------------------    ----------------------------
                                        1998            1997            1998            1997
                                     ------------    ------------    ------------    ------------
Loss from discontinued operations     $(154,300)     $(1,094,188)    $(4,209,054)    $(2,842,069)

The net assets of the discontinued operations of Golf Centers at December 31, 1997, as presented in the accompanying consolidated condensed balance sheets , was as follows:

                                                  DECEMBER 31,
                                                      1997
                                                -----------------
Current assets                                    $ 3,812,770
Property and equipment, net                        23,510,655
Other assets                                        6,777,646
                                                -----------------
Total assets                                       34,101,071
                                                =================

Current liabilities                                 3,039,585
Other liabilities                                   7,550,784
                                                -----------------

Total liabilities                                  10,590,369
                                                =================

Net assets of discontinued operations             $23,510,702
                                                =================

PARAGON CONSTRUCTION INTERNATIONAL

On October 26, 1998, the Board of Directors of the Company approved the discontinuance of the Company's construction division which is conducted by Paragon, upon the completion of all remaining projects. Presently, the Company is pursuing an alliance with The Weitz Company Inc. ("Weitz") for the construction of golf courses and related infrastructure, as well as for vertical construction of golf related facilities. Under the alliance as currently contemplated, the Company would provide golf course construction expertise and marketing assistance and Weitz would provide all construction and project management. The Company has classified the amounts related to Paragon as discontinued operations and has included its results of operations as "Loss from discontinued operations" in the accompanying consolidated statements of operations.

The income ( loss) from operations of Paragon were as follows for each of the periods presented.


                                                   FOR THE THREE MONTHS       FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30         ENDED SEPTEMBER 30
                                                   --------------------     ------------------------
                                                     1998        1997        1998           1997
                                                  ----------------------    ------------------------

Income (loss) from discontinued operations        $(9,217,084)   $849,862    $(21,888,370)  $(53,723)


The net assets of the discontinued operations at September 30, 1998 and December 31, 1997, as presented in the accompanying consolidated condensed balance sheets, are as follows:

                                                          SEPTEMBER 30 1998       DECEMBER 31, 1997
                                                          -----------------       -----------------
Current assets                                                $ 4,079,876            $14,178,651
Property and equipment, net                                     2,827,602              3,775,510
Other assets                                                       75,175                227,487
                                                          -------------------     ------------------
     Total assets                                               6,982,653             18,181,648
                                                          -------------------     ------------------

Current liabilities                                            17,669,037             18,740,014
Other liabilities                                                                      2,097,022
                                                          -------------------     ------------------
     Total liabilities                                         17,669,037             20,837,036
                                                          -------------------     ------------------

     Net liabilities of discontinued operations                $ 10,686,384            $ 2,655,388
                                                          ===================     ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is involved in the licensing and franchising of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS FLICK GOLF SCHOOLS and the generation of marketing fees related to Jack Nicklaus' personal endorsements.

Under the terms of a design services marketing agreement, the Company had marketed golf course designs worldwide for Nicklaus Design. However, as part of an organizational restructuring, the Company terminated the design services marketing agreement effective January 1, 1998 and entered into a ten year exclusive commitment with International pursuant to which International agreed to market the Company's golf course construction services to Nicklaus Design clients and prospects.

In connection with the departure of certain members of Paragon's senior management during 1998, the Company conducted a comprehensive review of Paragon's construction projects, focusing on the status of the projects, the costs required to fully complete the jobs and the anticipated profitability or losses of such projects. Attention was also directed toward determining contract requirements, including known and unknown amendments and change orders, and the related estimated anticipated costs of fulfilling those requirements. In the review, the Company found evidence that former management of Paragon falsified records, underbid construction projects, misrepresented the status of construction projects and made false statements about Paragon's revenues, costs and profits to the Company's executive management and Board of Directors. Based on the results of the review, it was necessary to recognize costs and losses associated with certain projects based on cost estimates related to uncompleted contracts. In connection with the review, the Company recorded construction contract loss reserves of $6,063,127 and $6,755,654 as of September 30, 1998 and December 31, 1997, respectively. The Board of Directors of the Company has since approved the discontinuance of the construction division upon the completion of all remaining projects. The Company is currently pursuing an alliance with Weitz for the construction of golf courses and related infrastructure, as well as for vertical construction of golf related facilities. Under the contemplated alliance, Golden Bear would provide golf course construction expertise and marketing assistance and Weitz would provide all construction and project management.

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


DISCONTINUED OPERATIONS

GOLDEN BEAR GOLF CENTERS

On July 20, 1998, the Company sold all of the issued and outstanding stock of it's Golf Centers subsidiary less the outstanding balance of any capital lease obligations and purchase money indebtedness remaining in connection with the Company's initial purchase of the Company's golf center facilities. to an unrelated party for approximately $32 million resulting in a gain of approximately $1.0 million.

PARAGON

On October 26, 1998, The Board of Directors of the Company approved the discontinuance of the construction division upon the completion of all remaining projects. While there is no assurance that an agreement will be reached, the Company is currently pursuing an alliance with "Weitz" for the construction of golf courses and related infrastructure, as well as for vertical construction of golf related facilities. Under the contemplated alliance, Golden Bear would provide golf course construction expertise and marketing assistance and Weitz would provide all construction and project management.



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

For the three months ended September 30, 1998, total revenues decreased to $2.5 million from $2.9 million for the comparable period of 1997. The decrease was mainly due to reductions in licensing and golf instruction revenues which was partially offset by increase in revenues for JNAI operations and commissions and fees.

The Company incurred an operating loss of $0.6 million and operating income of $0.8 million during the three months ended September 30, 1998 and 1997, respectively. The operating loss incurred for the current quarterly period was primarily attributable to the increase in non-recurring corporate and administrative expenses which resulted from the reorganization of the Company and its businesses.

Interest expense for the three months ended September 30, 1998 increased to $0.2 million attributable primarily to the write-off of the loan costs upon the repayment of the Company's $10.0 million credit facility and $5.0 million short-term credit facility.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

For the nine months ended September 30, 1998, total revenues decreased to $8.7 million compared to revenues of $9.8 million for the comparable period of 1997. The $1.1 million decrease in total revenues was principally due to a reduction in licensing revenues and earnings from the Company's partnership interest in JNAI as well as a reduction in related party commissions and fees which was partially offset by an increase in Golf instruction revenues. The decreases in JNAI's and licensing revenues are attributable to the international economic downturn in particularly the Far East.

The Company incurred an operating loss of $0.1 million and operating income of $2.0 million during the nine months ended September 30, 1998 and 1997, respectively. The operating loss incurred for the current period was primarily attributable to the reduction in revenue and an increase in operating expenses of $1.3 million which is attributable to the reorganization of the Company and its businesses, and corporate and administrative expense, which is due to certain non-recurring personnel related expenses.


Interest expense for the nine months ended September 30, 1998 increased to $0.4 million from $0.03 million for the period in 1997. This was attributable primarily to increased outstanding borrowings under the Company's $10 million credit facility and $5 million short-term credit facility which were both repaid and terminated and the write-off of the loan related costs.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998 and December 31, 1997, the Company had a working capital deficit of $14.3 million and $12.4 million, respectively, including cash and cash equivalents of $2.1 million and $0.7 million, respectively.

Certain of the Company's working capital requirements were financed by borrowings under a $10 million revolving credit facility and an additional short-term $ 5 million credit facility which was with a financial institution. Borrowings under the facility were secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term indebtedness. During July 1998, all amounts outstanding under the revolving and short-term credit facility were repaid in full, and the credit facilities were terminated.

The Company has incurred operating losses from continuing operations which has resulted in an accumulated deficit of approximately $53.4 million September 30, 1998. The Company incurred a net loss of approximately $26.1 million (unaudited) for the nine months ended September 30, 1998 and expects such losses to continue during the remainder of fiscal 1998. Management's current plans going forward include discontinuing the Company's construction operations and reducing on-going expenses.

Future working capital requirements are dependent on the Company's ability to achieve and maintain profitable operations in the future. Although there can be no assurances, management believes the Company will generate sufficient cash flow from operations to meet the Company's current working capital deficiency and to meet future working capital requirements. To the extent that capital requirements exceed available capital or the Company is unable to successfully complete negotiations regarding Paragon, the Company will need to seek alternative sources of financing to fund its operations. The Company has no existing credit facility and no assurance can be given that alternative financing will be available, if at all, in a timely manner, on favorable terms. If the Company is unable to obtain satisfactory alternative financing, the Company may be required to delay or reduce its future expenses sell additional assets in order to meet its obligations or seek to renegotiate the terms of its obligations.

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

YEAR 2000

The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to properly treat the Year 2000 issue may cause systems to process critical financial and operational information incorrectly. The Company has evaluated all of its computer systems and applications and has determined that its computer systems are Year 2000 compliant and that no material modification is necessary. In the opinion of management, the conversions required to comply with the Year 2000 issue are not expected to have a material effect on the Company's results of operations.

MARKET RISK

The Company is exposed to market risks, including changes in interest rates and currency exchange rates. Based on the Company's interest rate and foreign exchange rate exposure at September 30, 1998, a 10% change in the current interest rate or historical currency rate movements would not have a material effect on the Company's financial position or results of operations over the remainder of the current fiscal year.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, to those risks associated with economic conditions generally and the economy in those areas where the Company has assets and operations including Asia and Japan; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the licensing and franchising of golf centers; those risks associated with the performance of Paragon Construction International, including its ability to obtain a joint venture partner or other satisfactory collaborative agreement with a third party, its ability to successfully negotiate with certain project owners, as well as construction vendors and subcontractors, regarding the completion of existing projects and the minimization of costs associated with such completion, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, and risks relating to litigation and associated costs arising out of Paragon's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks related to changes in business strategy or development plans; risks related to the outcomes of the pending lawsuits against the Company and the associated costs; risks associated with future profitability; and other factors discussed elsewhere in this release and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this press release will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission.

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


                     GOLDEN BEAR GOLF, INC.



                     By:  /S/ STEPHEN S. WINSLETT
                          --------------------------------------------
                          Stephen S. Winslett
                          Senior Vice President and Chief Financial Officer



                     Date:  September ___, 1998

                                 EXHIBIT INDEX

EXHIBIT       DESCRIPTION
-------       -----------

  27          Financial Data Schedule