Form 10-K
period 1998-12-31
GOLDEN BEAR GOLF INC
filed 1999-05-18
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year                           Commission File Number:    0-21089
ended December 31, 1998

                             GOLDEN BEAR GOLF, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             FLORIDA                                   65-0680880
-------------------------------------    ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
   incorporation or organization)


11780 U.S. HIGHWAY ONE, NORTH PALM BEACH, FLORIDA                33408
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Class A Common Stock held by non-affiliates of the Registrant as of March 26, 1999 was $4,204,089. The Registrant had outstanding 2,744,962 shares of Class A Common Stock (par value $.01 per share) and 2,760,000 shares of Class B Common Stock (par value $.01 per share) as of March 26, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

Item 1.  BUSINESS

GENERAL

Golden Bear Golf, Inc., together with its wholly owned subsidiaries (collectively, "Golden Bear" or the "Company"), is a diversified, international brand name golf products and services company engaged in the development, marketing and management of golf-related businesses including the licensing, distribution and sale of golf-related consumer products, the operation of golf instructional schools and the licensing and franchising of golf practice and instruction facilities. Through its various operating units, the Company provides high quality products and services in over 40 countries, primarily under the NICKLAUS, JACK NICKLAUS and GOLDEN BEAR brand names.

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

During 1998, the Company sold Golf Centers and discontinued the construction operations conducted by Paragon. Accordingly, the operations and financial activity associated with such businesses have been reclassified as discontinued operations. The Company's continuing businesses include the licensing and franchising of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS FLICK GOLF SCHOOLS and the generation of marketing fees related to Jack Nicklaus' personal endorsements. In addition, on December 18, 1998, the Company entered into an agreement with Weitz Golf International LLC ("Weitz Golf"), a newly formed construction company, pursuant to which the Company will provide marketing assistance in connection with the construction activities offered by Weitz Golf.

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

The following table sets forth the Company's principal licensees and products:



-------------------------------------------------------------------------------------------------------------------
                                                                       LICENSED                           LICENSEE
LICENSEE                          PRODUCTS                             BRANDS            TERRITORIES      SINCE
-------------------------------------------------------------------------------------------------------------------

Hart, Schaffner & Marx,           Slacks, sportscoats, blazers,        JACK NICKLAUS     United States      1969
  a business unit of Hartmarx     woven dress shirts
  Corporation

Trans-Apparel Group,              Men's and women's  shirts, slacks,   NICKLAUS          North America      1990
  a business unit of Hartmarx     shorts, blazers, socks, sweatshirts,                   Europe
  Corporation                     outerwear,  rainwear, headwear

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

JNJ:                              Hats, ties, men's/ladies'/children's JACK NICKLAUS     Japan              1995
  Partnership between JNAI        sportswear, gloves, belts, luggage,  NICKLAUS
  and Kosugi Sangyo to            casual and business bags and         GOLDEN BEAR
  serve as master apparel          eyewear                             MUIRFIELD
  licensee in Japan
-------------------------------------------------------------------------------------------------------------------

GOLF CENTERS AND ACADEMIES

The Company licenses its GOLDEN BEAR GOLF CENTERS, JACK NICKLAUS GOLF CENTERS and JACK NICKLAUS ACADEMY OF GOLF programs to licensees which operate golf practice and instruction facilities. These programs are designed to provide golf practice opportunities, affordable golf instruction and related recreational activities at such facilities. There are presently a total of 22 licensed GOLDEN BEAR GOLF CENTERS in the United States, 21 of which are being operated by one licensee of the Company. Internationally, the Company's licensees operate eight facilities under the brand names JACK NICKLAUS GOLF CENTERS and JACK NICKLAUS ACADEMY OF GOLF located in Japan, Hong Kong, England and Spain. The Company intends to continue to support its existing licensee network and is currently pursuing new licensees and additional territory development agreements in locations and territories both domestically and internationally.

DOMESTIC OPERATIONS

The licensed domestic golf centers are generally centered around a practice range designed with target greens, bunkers and traps to simulate golf course conditions. The ranges may feature both covered and uncovered hitting stations to maximize usage under all weather conditions and are lighted to permit nighttime use. In addition to the practice range, the golf centers typically include short game practice areas, including putting greens and sand traps, comprehensive instruction programs designed by the internationally recognized NICKLAUS FLICK GOLF SCHOOL and JACK NICKLAUS COACHING STUDIO (a proprietary multimedia video and computer swing analysis system) and a clubhouse facility that typically includes a full-line retail pro shop. The domestic golf centers may also include other recreational amenities such as miniature golf courses and baseball batting areas. The Company believes that its GOLDEN BEAR branding and its instruction programs provide a competitive advantage and differentiate GOLDEN BEAR GOLF CENTERS from other range operators.

Franchisees pay a facility franchise fee of $45,000 for each facility opened by the licensee within the designated territory, and pay continuing monthly royalty fees of 3% to 5% of adjusted gross revenues, subject to a minimum guaranteed royalty of between $35,000 and $50,000 per year. In some instances, generally for facilities in less populated areas, in lieu of monthly revenue-based royalty fees, fixed annual fees generally are paid, ranging between $35,000 and $50,000, subject to increases based on the consumer price index.

As of the beginning of 1998, the Company had one unaffiliated licensee that operated seven GOLDEN BEAR GOLF CENTERS. On July 20, 1998, the Company sold Golf Centers, which owned and operated a total of 14 golf center facilities under the GOLDEN BEAR GOLF CENTERS brand name, to this licensee. In connection with the sale, the Company entered into a licensing agreement with this licensee granting it the right to continue operating the acquired golf centers under the GOLDEN BEAR GOLF CENTERS brand name. Accordingly, there are currently 21 licensed GOLDEN BEAR GOLF CENTERS in the United States that are operated by one owner. The licensing terms associated with the original seven facilities operated by this licensee were merged into the agreement governing the 14 acquired centers, pursuant to which the Company is entitled to receive minimum annual licensing fees in the aggregate of $795,000 payable in equal quarterly installments, along with certain additional incentive compensation based on the achievement of certain defined target annual revenue levels by the licensed facilities. The licensing agreement has a term that expires on December 31, 2008, although the licensee may elect to terminate the agreement effective December 31, 2000.

The Company's licensees are provided exclusive licenses in specified territories to operate GOLDEN BEAR GOLF CENTERS and are able to utilize certain of the Company's trademarks, servicemarks and other rights relating to the operation of their facilities. Licensees are required to operate their GOLDEN BEAR GOLF CENTERS in compliance with the Company's methods, standards and specifications regarding such matters as facility design, site approval, layout and design of teaching and practice-related facilities, fixtures and furnishings, decor and signage, merchandise type, presentation and customer service. Licensees are not required to purchase supplies or products from the Company other than the workbooks, software and manuals associated with the teaching studios which must be included in each facility.

Set forth below is a list of the Company's existing domestic licensees and the location of the golf practice and instruction facilities operated by them.

LICENSEE GROUP                                        LOCATION OF FACILITIES
--------------                          --------------------------------------------------
Family Golf Centers, Inc.                Henrietta, NY                            Pittsburgh, PA
                                         Farmingdale, NY                          Dayton, OH
                                         Elmsford, NY                             Columbus, OH
                                         Douglaston, NY                           Royal Oak, MI
                                         Liverpool, NY                            Plymouth, MI
                                         Williamsville, NY                        College Park, MD
                                         Tom's River, NJ                          Lake Park, FL
                                         Wayne, NJ                                Fort Lauderdale, FL
                                         Pittsburgh, PA                           Carrollton, TX
                                         Moreno Valley, CA                        El Segundo, CA
                                         Beaverton, OR

KRIM & Associates, LLC                   Albany, NY

INTERNATIONAL OPERATIONS

The Company has entered into license agreements for the development and operation of golf center facilities outside of the United States under the brand names JACK NICKLAUS GOLF CENTER and JACK NICKLAUS ACADEMY OF GOLF. The latter generally provides more substantial practice facilities and practice golf holes on a larger site. In some territories, the Company has granted a master license for a country or region that gives the master licensee the exclusive right within defined territories to own, operate or sublicense to others the right to own and operate golf centers and golf academies in the territory. In other cases, the Company has granted a site specific license similar to its domestic franchise agreements giving the site licensee the right to open a single golf center or golf academy at a specific location. The Company generally has granted its foreign licensees an exclusive radius around the site of each facility. The Company's foreign licensees currently have eight operating facilities.

MARKETING

The Company also has developed two types of "marketing partnerships" with selected companies worldwide. These partnerships involve either Mr. Nicklaus' personal endorsement and use of his likeness or strategic marketing alliances that utilize golf and the Company's marketing access to high-end golf consumers to help market a partner's products or services. Such marketing partnerships involving Nicklaus' personal endorsement have been established with, among others, Lincoln-Mercury, a division of Ford Motor Company, Gulfstream Aerospace Corporation, Textron, Golf Magazine and Griptec. Such partnerships are important to the Company in that they increase the exposure and reinforce the image of Mr. Nicklaus in the Company's target markets.

The Company receives a percentage of all revenues received by Mr. Nicklaus for personal endorsement services obtained through the marketing efforts of the Company equal to (i) 30% of all such revenues under any contract or arrangement existing as of the reorganization of the Company on August 1, 1996 or any renewal thereof and (ii) no less than 20% of all such revenues received under any new contract or arrangement. The Company receives 100% of any revenues associated with strategic marketing alliances. Such marketing alliances have been established with companies such as VISA, Pepsi, Citigroup, American Airlines and CBS Sportsline.

The Company's marketing and licensing strategy is to (i) expand the worldwide sales of the Company's products; (ii) selectively expand its licensed product lines; (iii) work with existing licensees to maximize brand advertising and promotional exposure; and (iv) develop new licensing relationships for product categories that are appropriate for Jack Nicklaus brands.

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

The NFGS offers more than 130 golf instruction programs including several specialty programs targeted at women, corporations and special alumni groups. NFGS currently operates as an independent contractor at three resort clubs located in the United States, comprised of the Desert Mountain Golf Club located in Carefree, Arizona, the Boca Raton Resort and Club in Boca Raton, Florida and the Lake Las Vegas Resort in Las Vegas, Nevada. The Company currently is pursuing additional venues for its NFGS operations.

The target market for the NFGS retail schools is consumers who have significant disposable income. NFGS has historically priced its package offerings at the upper end of golf school pricing, which is consistent with other Company product offerings. The Company started a moderately priced golf school program under the NICKLAUS FLICK FAULTS & CURES brand name in 1997 and commenced operation of a premium priced school exclusively for women under the GOLF FOR WOMEN MAGAZINE brand name in 1998. The Company currently markets retail schools principally through: (i) direct response media advertising; (ii) direct mail programs targeted at NFGS graduates and high net worth golfers; (iii) word-of-mouth referrals; and (iv) telemarketing.

The NFGS teaching faculty currently is comprised of 30 teaching professionals selected by Jim Flick, five of whom were included in GOLF MAGAZINE'S list of the top 100 golf instructors in the United States in 1998. These professionals have been trained in a philosophy that is consistent with Jack Nicklaus' approach to playing the game and Jim Flick's approach to teaching. Most of NFGS' instruction staff are independent contractors and their agreements with NFGS are negotiated annually.

In addition to its regular one, two and three-day consumer packages, NFGS provides businesses and corporations a wide range of program alternatives, including three-day executive golf programs, one-day golf outings, charity golf events and hospitality programs at select professional tour events. These corporate programs, which operate under the brand name NICKLAUS FLICK EXECUTIVE GOLF, are designed specifically for corporations as an effective way to entertain clients, strengthen business relationships, reward top performers and raise funds for charitable organizations. The corporate programs also expose a wide variety of people to the Company's golf programs, which provide future referral sources for the NFGS retail sessions.

OTHER OPERATIONS

WEITZ GOLF INTERNATIONAL

On December 18, 1998, the Company entered into an agreement with Weitz Golf, a construction company focused on building golf courses and clubhouses nationally and internationally. Under the terms of the agreement, Golden Bear, International and Jack Nicklaus will provide certain technical and marketing assistance in connection with the construction services offered by Weitz Golf, which offers general contracting, design-build and construction management. The principal markets targeted for these services are developers and designers in the golf industry. Under the agreement, Golden Bear is entitled to receive fees based upon the profitability of Weitz Golf's operations and agreed to no longer offer construction services directly during the term of the agreement. There were no significant operations of Weitz Golf during 1998.

JACK NICKLAUS INTERNATIONAL GOLF CLUB

The Jack Nicklaus International Golf Club ("Golf Club") was founded in 1995 to provide additional benefits to members of Nicklaus designed golf courses. The Golf Club is a proprietary membership club that offers its members an opportunity to obtain a variety of member services, including golf playing privileges at prestigious private clubs worldwide that feature a Nicklaus designed golf course. Membership in the Golf Club is restricted to members of the golf clubs that agree to participate in the program ("Host Clubs"). There currently are approximately 95 Host Clubs. Members enjoy reciprocal playing and guest privileges at each of the Host Clubs. The current membership fee is $295 per year. There is no membership fee to the participating Host Clubs and each Host Club is permitted to impose a direct charge for golf playing privileges extended to Golf Club members.

TICKETMASTER GOLF

During 1997, the Company was a participant in creating Ticketmaster Golf, a joint venture established to offer golfers advance ticketing for specific tee times at golf courses in the United States. Under the terms of the joint venture agreement, Golden Bear provided capital in the aggregate of $450,000 and certain marketing services to the enterprise and participated in the operating results of the joint venture. Effective December 31, 1998, the Company terminated its participation in Ticketmaster Golf and the joint venture was dissolved.

DISCONTINUED OPERATIONS

GOLDEN BEAR GOLF CENTERS, INC.

On July 20, 1998, the Company sold all of the issued and outstanding stock of its Golf Centers subsidiary to one unaffiliated licensee for cash consideration of approximately $21.5 million resulting in a gain of approximately $1 million. Prior to the closing of the sale, Golf Centers distributed certain assets and liabilities to the Company. All of the financial activities associated with the operations that were sold have been classified as discontinued operations.

Through its Golf Centers subsidiary, the Company had been engaged in the acquisition, ownership and operation of golf practice and instruction facilities. As of the date of the sale, Golf Centers owned and operated a total of 14 golf center facilities under the GOLDEN BEAR GOLF CENTER brand name. In connection with the sale, the Company entered into a licensing agreement with this licensee granting it the right to continue operating the acquired golf centers under the GOLDEN BEAR GOLF CENTER brand name. The licensing terms associated with seven facilities operated by this licensee prior to the acquisition of Golf Centers were merged into the agreement governing the 14 acquired centers, pursuant to which the Company is entitled to receive minimum annual licensing fees in the aggregate of $795,000 payable in equal quarterly installments, along with certain additional incentive compensation based on the achievement of certain defined target annual revenue levels by the licensed facilities. The licensing agreement has a term that expires on December 31, 2008, although the licensee may elect to terminate the agreement effective December 31, 2000.

PARAGON CONSTRUCTION INTERNATIONAL, INC.

On October 26, 1998, Golden Bear's Board of Directors approved the discontinuance of the construction operations conducted by Paragon. Substantially all such projects have been completed and the Company is no longer actively involved in pursuing construction projects independent of its agreement with Weitz Golf. The operations and financial activity associated with Paragon have been classified as discontinued operations.

Paragon had been involved in providing comprehensive golf course and other resort-related construction services, including project management, shaping, renovation and golf course construction. In addition to construction projects located within the United States, Paragon's operations included projects in numerous countries abroad as well.

COMPETITION

The Company's competition varies among its business lines. The consumer markets for goods and services in which Golden Bear's marketing and licensing operations compete are extremely competitive, with the Company's products and services competing against a mix of established brand name consumer products and services, products and services licensed or endorsed by sports and entertainment celebrities, private-label products and generic products that have not established a distinct brand identity. Competition in these products and services is primarily centered on styling, quality, price, brand recognition and service.

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

EMPLOYEES

As of December 31, 1998, the Company had approximately 44 employees. The Company has no collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.

INTELLECTUAL PROPERTY RIGHTS

The Company's NICKLAUS, JACK NICKLAUS and GOLDEN BEAR brand names are believed by the Company to be well-recognized by consumers and therefore important in the sales of its products. The public identification of these brands has been developed historically through their association with the personal rights of Jack Nicklaus as a living individual to commercialize his personality under common law and various statutes enacted in certain domestic states and foreign countries. The Company has obtained the exclusive royalty-free rights to utilize and license the major trademarks and service marks that have been previously developed under common law, including marks previously registered in the United States and various foreign countries in which products or services currently are sold by the Company and its licensees. Subject to the approval of International, the Company also has the right to obtain the registration of additional trademarks and service marks for the future expansion of its businesses. The Company also has the rights to utilize certain customer lists, trade secrets, know-how, and certain copyrighted materials necessary or useful in the conduct of its business, including certain intellectual property.

GOVERNMENTAL REGULATION

The Company's former golf centers operations and its golf course construction activities are subject to various federal, state, local and foreign laws and regulations designed to protect the environment from waste emissions, the handling, treatment and disposal of solid and hazardous wastes and the remediation of contaminates associated with the use and disposal of hazardous substances. Although the Company believes that it is and has been in substantial compliance with all such laws, ordinances and regulations applicable to these operations, there may be environmental liabilities or conditions associated with such activities of which the Company is not aware. Accordingly, there can be no assurance that future compliance with such requirements will not have a material adverse effect on the Company's financial condition.

The Company is also subject to the Federal Occupancy Safety and Health Act and other laws and regulations affecting the safety and health of employees. Further, the Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. The Company is also subject to foreign immigration, labor, safety and environmental laws in those jurisdictions where it performs services.

ITEM 2.  PROPERTIES

The Company's principal executive and administrative offices are located in North Palm Beach, Florida in approximately 11,000 square feet of space leased under an agreement with a term that expires in 2007. The Company considers its executive and administrative offices to be adequate and suitable for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and related amounts due, together with additional damages, totaling approximately $350,000. Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. Although the customer now claims its damages are in excess of $3.0 million, the initial claim submitted by the customer in arbitration was for $750,000. The ultimate outcome of this matter is not determinable at this time. Accordingly, no provision for loss regarding this matter had been established at December 31, 1998. The ultimate disposition of this matter is not expected to have a material effect on the Company's financial position or results of operations.

Based on a comprehensive review conducted by the Company of its Paragon subsidiary's construction projects, it was necessary for the Company to restate certain financial statements it had previously filed with the Securities and Exchange Commission. As a result of the restatement of the Company's financial statements, numerous purported class action lawsuits have been filed against the Company and certain current and former officers and directors of the Company, asserting various claims under the federal securities laws. On July 28, 1998, individuals purporting to be shareholders of the Company filed a class action lawsuit in the United States District Court for the Southern District of Florida against the Company and certain of the Company's present and former officers and directors.

Since the filing of this matter, nine additional lawsuits have been filed against the Company and certain of its present and former officers and directors. Eight of these lawsuits were filed in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Eastern District of New York, though the court in New York has entered an order transferring this action to the Southern District of Florida. The District Court in Florida entered an order consolidating all of the actions originally filed in the Southern District of Florida and all similar actions which are transferred to or subsequently filed in the Southern District of Florida and directed the plaintiffs to file a consolidated complaint.

On December 24, 1998, plaintiffs filed their First Consolidated Class Action Complaint ("Consolidated Complaint") on behalf of themselves and all others who purchased common stock of the Company from April 30, 1997 through July 27, 1998, with the exception of the defendants and certain related or affiliated persons or entities. The defendants named in the Consolidated Complaint are Golden Bear Golf, Inc., Jack W. Nicklaus, Richard P. Bellinger, Jack P. Bates, Stephen S. Winslett, John Boyd and Arthur Andersen LLP. The Consolidated Complaint alleges that during the purported class period, the defendants violated Section 10(b) and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934 by making misrepresentations or omissions of material fact in publicly filed documents and in other alleged public statements relating to the Company's financial condition and that of its wholly-owned subsidiary, Paragon Construction International, Inc. The plaintiffs are seeking an unspecified amount of damages, interest, costs and attorneys' fees.

The Company intends to vigorously defend each of the foregoing lawsuits, but their respective outcomes cannot be predicated. Any of such lawsuits, if determined adversely to the Company, could have a material adverse effect on the Company's financial position and results of operations. The Company's ultimate liability with respect to any of the foregoing proceedings is not presently determinable.

The Securities and Exchange Commission has also advised the Company that it is conducting a private investigation to determine whether the Company or certain of its current or former officers, directors and employees have engaged in conduct in violation of certain provisions of the Exchange Act and the rules and regulations thereunder. The Company believes that such investigation is focused principally on the recognition of additional costs and losses associated with the review of Paragon construction projects and the Company's public statements and accounting systems with respect thereto. The Company is cooperating in such investigation.

The Company is also a party to various other legal proceedings which have arisen in the ordinary course of its business. While the ultimate outcome of these matters cannot be predicated with certainty, the Company does not believe that any losses resulting from such other legal proceedings will have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Class A Common Stock, which was issued to the public in its initial public offering on August 1, 1996, was traded on the NASDAQ Stock Market under the symbol "JACK" until July 28, 1998, at which time the NASD suspended trading of the Company's stock. Effective on August 18, 1998, the NASD delisted the Company's stock from trading on the NASDAQ. The Company's Class A Common Stock resumed trading on the over-the-counter bulletin board effective on August 20, 1998. The following table sets forth, for the periods indicated, the high and low closing prices per share of the Class A Common Stock as reported by NASDAQ.


                                   1998                            1997
                          ----------------------          ----------------------
                            HIGH           LOW              HIGH         LOW
                          --------       -------          --------    ----------
   First Quarter          $ 10-1/8       $ 6-1/4          $ 15-1/2     $  11-1/4
   Second Quarter            9-1/2         5                13             9-3/4
   Third Quarter             5-3/8         0-3/4            14-3/4         9-1/2
   Fourth Quarter            1-1/4         0-3/8            13-7/8         8

As of March 26, 1999, there were 2,744,962 shares of the Company's Class A Common Stock outstanding and approximately 590 registered shareholders of record.

The Company's Class B Common Stock is not publicly traded. All of the outstanding shares of the Class B Common Stock are beneficially owned by members of the Nicklaus family, which includes: (i) Jack W. Nicklaus, Barbara B. Nicklaus and their estates, guardians, conservators, committees or attorneys-in-fact; (ii) each lineal descendant of Jack W. Nicklaus and Barbara
B. Nicklaus and their respective guardians, conservators, committees or attorneys-in-fact; (iii) each entity controlled by such family members; and (iv) the trustee, in their respective capacities, as such, of each trust established for the benefit of such family members (collectively, such family members herein defined as "Nicklaus Family Members"). See Note 6 to the Consolidated Financial Statements included at Item 8 of this Form 10-K.

No cash dividends have been declared on the Company's Class A Common Stock and Class B Common Stock since the initial public offering on August 1, 1996. Moreover, the Company currently intends to retain any earnings to finance the development and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below was derived from the respective year's audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Item 7 herein, together with the Consolidated Financial Statements, including the Notes thereto, included at Item 8 herein. During 1998, the Company sold Golf Centers and discontinued the construction operations conducted by Paragon. Accordingly, the operations and financial activity associated with such businesses have been reclassified as discontinued operations.


                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------------------
                                                  1998          1997          1996          1995          1994
                                                --------      --------      --------      --------      --------
STATEMENT OF OPERATIONS DATA:                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Total revenues                                  $ 11,385      $ 12,873      $ 10,792      $  9,604      $  8,381
                                                --------      --------      --------      --------      --------
Operating costs and expenses:
   Operating expenses                              7,722         7,691         6,458         6,366         5,454
   Compensation recorded on sale of shares
      to management(1)                                --            --         3,000            --            --
   Corporate administration                        3,394         3,458         2,598         2,486         2,495
   Depreciation and amortization                     319           417           221           134           143
                                                --------      --------      --------      --------      --------
       Total operating costs and expenses         11,435        11,566        12,277         8,986         8,092
                                                --------      --------      --------      --------      --------
Operating income (loss)                              (50)        1,307        (1,485)          618           289
Other income (expense)                              (595)         (194)          188            (1)          (10)
                                                --------      --------      --------      --------      --------
Income (loss) from continuing operations
   before income taxes                              (645)        1,113        (1,297)          617           279
Provision for income taxes                           191            57            81            --            --
                                                --------      --------      --------      --------      --------
Income (loss) from continuing operations            (836)        1,056        (1,378)          617           279
Gain on sale of business segment                     969            --            --            --            --
Income (loss) from discontinued
   operations, net                               (30,585)      (25,755)       (1,053)          617        (1,145)
                                                --------      --------      --------      --------      --------
       Net income (loss)                        $(30,452)     $(24,699)     $ (2,431)     $  1,234      $   (866)
                                                ========      ========      ========      ========      ========

Earnings per share - basic and diluted:
   Income (loss) from continuing operations     $  (0.15)     $   0.19      $  (0.34)     $   0.21      $   0.09
   Income (loss) from discontinued
      operations, net                              (5.38)        (4.68)        (0.26)         0.20         (0.38)
                                                --------      --------      --------      --------      --------
       Net income (loss) per share              $  (5.53)     $  (4.49)     $  (0.60)     $   0.41      $  (0.29)
                                                ========      ========      ========      ========      ========

Pro forma earnings per share - basic
   and diluted(2):
   Income (loss) from continuing operations                                 $  (0.31)     $   0.26      $   0.35
   Income (loss) from discontinued
      operations, net                                                          (0.26)         0.20         (0.38)
                                                                            --------      --------      --------
       Net income (loss) per share                                          $  (0.57)     $   0.46      $  (0.03)
                                                                            ========      ========      ========
Weighted average common shares outstanding         5,505         5,505         4,040         3,000         3,000
                                                ========      ========      ========      ========      ========

                                                             DECEMBER 31,
                                   --------------------------------------------------------------
                                    1998(3)       1997(3)       1996(4)       1995        1994
                                   --------      --------      --------     --------     --------
BALANCE SHEET DATA (AT YEAR-END):                                        (DOLLARS IN THOUSANDS)

Working capital (deficit)          $(17,105)     $(12,442)     $ 20,593     $    368     $   (462)
Total assets                          5,884        28,898        39,829        2,681        1,874
Long-term debt                        2,606           256            --           --           --
Shareholders' equity (deficit)      (16,890)       13,561        38,254        1,030          256

(1) Represents compensation deemed to have been received by certain executives in connection with their purchase of shares in Golf Centers. See Note 13 to the Consolidated Financial Statements included at Item 8 herein.
(2) Pro forma earnings per share assumes pro forma income tax benefits of $127,000, $135,000 and $764,000 included for the years ended December 31, 1996, 1995 and 1994, respectively, to show the effects on the Company's operations as if the relevant entities comprising the Company had been C Corporations for income tax purposes for all of the years presented. See
     Note 1 to the Consolidated Financial Statements included at Item 8 herein.
(3) See discussion regarding liquidity and shareholders' deficit at Note 7 to the Consolidated Financial Statements included at Item 8 herein.
(4) The significant increases in the respective balance sheet data amounts for 1996 are primarily attributable to the Company's initial public offering of
     2.484 million shares of its Class A Common Stock on August 1, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 1998, 1997 and 1996. This discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying audited Consolidated Financial Statements of the Company and the related Notes thereto which are included elsewhere in this 10-K.

OVERVIEW

The Company sold the stock of its wholly-owned Golf Centers subsidiary on July 20, 1998 and formally approved the discontinuance of the construction operations conducted by its Paragon subsidiary on October 26, 1998. Accordingly, the operations and financial activity associated with such businesses have been reclassified as discontinued operations. With the disposition of such operations, the Company is now fully focused on its core businesses, which include the licensing and franchising of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS FLICK GOLF SCHOOLS and managing the personal endorsement services provided by Jack Nicklaus. In addition, the Company also anticipates continued involvement in golf course construction through an agreement it entered into on December 18, 1998 with Weitz Golf International LLC ("Weitz Golf"), a newly formed construction company focused on building golf courses and clubhouses nationally and internationally. Under the terms of the agreement, the Company, International and Jack Nickluas will provide certain technical and marketing assistance in connection with the construction services offered by Weitz Golf, which include general contracting, design-build and construction management. The principal markets targeted for these services are developers and designers in the golf industry. Pursuant to the terms of the agreement, Golden Bear is entitled to receive fees based on the profitability of Weitz Golf's operations and Golden Bear will not offer construction services directly during the term of the agreement. There were no significant operations of Weitz Golf during 1998.

In connection with the departure of certain members of Paragon's senior management during 1998, the Company conducted a comprehensive review of Paragon's construction projects, focusing on the status of the projects, the costs required to fully complete the jobs and the anticipated profitability or losses of such projects. Attention was also directed toward determining contract requirements, including known and unknown amendments and change orders, and the related estimated costs of fulfilling those requirements. In the review, the Company found evidence that former management of Paragon falsified records, misrepresented the status of construction projects and made false statements about Paragon's revenues, costs and profits to the Company's executive management and Board of Directors.

Based on the results of the review, the Company recognized additional costs and losses incurred on certain construction projects, resulting in the restatement of the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997 and its Quarterly Report on Form 10-Q for the three months ended March 31, 1998, as previously filed with the Securities and Exchange Commission.

As a result of the foregoing review and restatement of the Company's financial statements, numerous purported class action lawsuits have been filed against the Company and certain current and former officers and directors of the Company, asserting various claims under the federal securities laws. While it is not feasible to predict or determine the outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's financial position and results of operations. See Note 12 to the Consolidated Financial Statements.

Additionally, the Securities and Exchange Commission ("SEC") has advised the Company that it is conducting a private investigation to determine whether the Company or certain of its current or former officers, directors and employees have engaged in conduct in violation of certain provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. The Company believes that such investigation is focused principally on the recognition of additional costs and losses associated with the review of Paragon construction projects and the Company's public statements and accounting systems with respect thereto. The Company is cooperating in such investigation.

DISCONTINUED OPERATIONS

GOLDEN BEAR GOLF CENTERS, INC.

On July 20, 1998, the Company sold all of the issued and outstanding stock of its Golf Centers subsidiary to an unrelated party for cash consideration of approximately $21.5 million. Through its Golf Centers subsidiary, the Company had been engaged in the acquisition, ownership and operation of golf practice and instruction facilities. As of the date of the sale, Golf Centers owned and operated a total of 14 golf center facilities under the GOLDEN BEAR GOLF CENTER brand name.

In connection with the sale, the Company entered into a licensing agreement with the purchaser granting such purchaser the right to continue operating the acquired golf centers under the GOLDEN BEAR GOLF CENTER brand name. The Company retained its licensing and franchising rights with respect to being able to offer franchise opportunities to outside parties for the operation of golf instruction and practice facilities. In this regard, Golf Centers distributed certain of its assets and liabilities to the Company prior to the closing of the sale. All of the financial activities associated with the operations that were sold have been classified as discontinued operations.

PARAGON CONSTRUCTION INTERNATIONAL, INC.

On October 26, 1998, the Company's Board of Directors approved the discontinuance of the Company's golf course construction operations conducted by its Paragon subsidiary. Substantially all such projects have been completed and the Company is no longer actively involved in pursuing construction projects independent of its agreement with Weitz Golf. Paragon had been involved in providing comprehensive golf course and other resort-related construction services, including project management, shaping, renovation and golf course construction. In addition to construction projects located within the United States, Paragon's operations had included projects in numerous countries abroad as well. The financial activities associated with Paragon have been classified as discontinued operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

Total revenues were $11.4 million during the year ended December 31, 1998, compared to $12.9 million for the comparable period of 1997. The $1.5 million decrease in total revenues during the current year was attributable to reductions in revenue from related party commissions, licensing activities and the income from the operations of JNAI, offset in part by increased revenues from the Company's golf instruction operations. The Company received $1.3 million in related party commissions during 1997 under a design services marketing agreement with International that was terminated effective January 1, 1998. The costs and expenses associated with providing the marketing services required under the agreement were also terminated.

Licensing and other revenues decreased by $1.0 million during 1998, due primarily to the Company's foreign operations in the Far East and other geographical areas that experienced volatile markets and downturns in their general economic conditions that unfavorably impacted the retail sales and operations of Company's customers in those regions. Income from the operations of the Company's JNAI joint venture decreased by $0.4 million during the current year due to the volatility and downturn in general economic conditions in the Far East, where the majority of JNAI's customers are located. Revenues attributable to the Company's golf instruction operations increased by $1.2 million during the year ended December 31, 1998, due primarily to expansion of its executive golf program which targets the high-end corporate outing type functions, along with a new source of revenues from a premium priced program offered exclusively to women, which was introduced during 1998.

The Company incurred a net operating loss of approximately $50,000 during the year ended December 31, 1998, compared to generating operating income of $1.3 million during the prior year. The $1.4 million decrease in operating income for the current year was primarily attributable to a reduction in revenues which was not offset by a commensurate decrease in operating expenses. Operating expenses were $7.7 million for fiscal 1998 and 1997, and as a percentage of total revenues, such expenses were 67.8% and 59.7% during the years ended December 31, 1998 and 1997, respectively. Contributing to the increase in operating expenses as a percentage of total revenues were increased levels of costs incurred during the current year associated with the provision for bad debts, advertising costs and commissions incurred in connection with the expansion of the golf instruction operations and certain other promotional activities.

Corporate administration expenses, which are comprised primarily of personnel-related costs, were $3.4 million and $3.5 million for the years ended December 31, 1998 and 1997, respectively. Although the Company effected a reduction in its ongoing overhead costs in connection with the sale of Golf Centers and discontinuance of the construction operations of Paragon, such reductions were offset by increased costs incurred for legal and professional fees in connection with the shareholder claims that have been asserted against the Company and the SEC investigation. Charges for depreciation and amortization expense were approximately $0.3 million and $0.4 million for fiscal 1998 and 1997, respectively.

Interest income during the year ended December 31, 1998 was not material to the Company's results of operations. Interest income of $0.1 million for the comparable period of the prior year was comprised primarily of earnings on the unexpended proceeds from the Company's initial public offering which were invested in short-term commercial paper instruments and repurchase agreements. Interest expense for fiscal 1998 increased to $0.4 million compared to $0.1 million for fiscal 1997, due primarily to increased levels of indebtedness outstanding under the Company's revolving credit facility and short-term credit facility during the current year. Other expenses of $0.2 million for the years ended December 31, 1998 and 1997 were comprised primarily of the losses associated with a joint venture arrangement in which the Company had invested capital and participated in the operating results of such venture.

Although the Company has sufficient net operating loss carryforwards and other tax benefits to absorb substantially all of the Company's Federal income tax liabilities, certain of its operations are subject to state and foreign income taxes. The provision for income taxes of $0.2 million and $0.1 million for the years ended December 31, 1998 and 1997, respectively, are comprised of amounts incurred with respect to state and foreign income taxes.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

Total revenues were $12.9 million for the year ended December 31, 1997, reflecting an increase of $2.1 million or 19.3% from the $10.8 million recorded for the comparable period of 1996. The increase in total revenues was attributable to a $1.3 million increase in revenues derived from golf instruction activities along with a $1.2 million increase in licensing and other revenues, offset in part, by a $0.4 million decrease in the income attributable to the operations of the Company's JNAI joint venture. The increase in golf instructions revenues was principally the result of expanding the types of instructional programs offered by the Company to include moderately priced schools in addition to its existing programs targeted at the upper end of the golf schools market. The increase in licensing revenues was primarily attributable to revenues associated with a strategic marketing alliance that the Company entered into with VISA USA, Inc. during 1997. Income from the operations of JNAI decreased during 1997 due primarily to the downturn during the year in the general economic conditions of the Far East, where the majority of JNAI's customers are located. Revenues attributable to related party commissions and fees remained relatively flat at approximately $1.9 million for the years ended December 31, 1997 and 1996.

The Company's ongoing operations generated operating income of $1.3 million for the year ended December 31, 1997, compared to an operating loss of $1.5 million during the prior year. The operating loss incurred for the year ended December 31, 1996 included a one-time, non-cash charge of $3.0 million representing compensation deemed to have been received by certain executive officers in connection with their purchase of shares in Golf Centers prior to the Company's initial public offering. Exclusive of the effects of the $3.0 million charge, operating income decreased by approximately $0.2 million during 1997.

Operating expenses as a percentage of total revenues were 59.7% and 59.8% for the years ended December 31, 1997 and 1996, respectively. Corporate administration expenses, which are comprised primarily of personnel-related costs, increased to $3.5 million for the year ended December 31, 1997 from $2.6 million for the year ended December 31, 1996. The increase in corporate administration expenses was attributable to additions of personnel and systems upgrades, together with the increased costs associated with the expansion of the Company's operations and operating the Company as a separate public company. Charges to depreciation and amortization expense increased to $0.4 million during the year ended December 31, 1997 from $0.2 million for the comparable period of 1996, due primarily to the increase in computer equipment and leasehold improvements that were incurred to accommodate the increased number of personnel employed by the Company.

Interest income, which decreased to approximately $0.1 million during fiscal 1997 from $0.2 million for fiscal 1996, was comprised primarily of earnings on the unexpended proceeds from the Company's initial public offering which were invested in short-term commercial paper instruments and repurchase agreements. The Company incurred interest expense of $0.1 million during the year ended December 31, 1997, comprised primarily of the charges associated with borrowings outstanding under a revolving line of credit during the fourth quarter of such year, and certain capital lease obligations that were incurred in connection with the acquisition of telephone equipment and office furniture and fixtures. The Company did not have indebtedness outstanding during 1996, and accordingly, did not incur interest expense during such year. Other expense of $0.2 million during the year ended December 31, 1997 was comprised primarily of the losses associated with a joint venture arrangement in which the Company had invested capital and participated in the operating results of such venture.

Although the Company has sufficient net operating loss carryforwards and other tax benefits to absorb substantially all of the Company's Federal income tax liabilities, certain of its operations are subject to state and foreign taxes. Prior to becoming a C Corporation upon the reorganization of the Company on August 1, 1996, the various entities that comprised its operations were S Corporations and therefore not subject to United States Federal and state income taxes. Prior to the reorganization, such entities generally paid only foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998 and 1997, the Company had a working capital deficit of $17.1 million and $12.4 million, respectively, including cash and cash equivalents of $1.2 million and $0.7 million, respectively.

During 1998, certain of the Company's working capital requirements were financed by borrowings under a $10 million revolving credit facility and an additional short-term $5 million credit facility with a financial institution. Borrowings under such facilities were secured by Company assets excluding various golf center properties and certain other assets pledged to secure other long-term indebtedness. During July 1998, all amounts outstanding under the revolving and short-term credit facilities were repaid in full using the proceeds from the sale of the Company's Golf Centers subsidiary, and the credit facilities were terminated. See Note 5 to the Consolidated Financial Statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Primarily as a result of losses and costs incurred by the Company's Paragon subsidiary, the Company has incurred operating losses which have resulted in a shareholders' deficit of approximately $16.9 million and a working capital deficiency of approximately $17.1 million at December 31, 1998. In addition, the Company incurred a net loss of approximately $30.5 million and $24.7 million for the years ended December 31, 1998 and 1997, respectively, attributable primarily to Paragon. Management's plans in regard to these matters include discontinuing the Company's construction operations and reducing on-going expenses. In this regard, the Company has formally approved the discontinuance of the construction activities conducted by its Paragon subsidiary and is in the process of winding down such operations. The Company is negotiating with certain project owners, as well as construction vendors and subcontractors to expedite the completion of the remaining projects and to minimize the costs associated with such completion.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern and future working capital requirements are dependent on the Company's ability to successfully complete such negotiations involving Paragon and on its ability to achieve and maintain profitable operations in the future. Management of the Company believes that such objectives are attainable. However, there is no assurance that the Company will be successful in realizing these objectives, or that the Company will generate sufficient cash flow from operations to meet its future working capital requirements. To the extent that capital requirements exceed available capital, the Company will be required to seek alternative sources of financing to fund its operations. The Company has no existing credit facility and there is no assurance that alternative financing will be available, if at all, on satisfactory terms. If the Company is unable to obtain satisfactory alternative financing, the Company may be required to delay or reduce its future expenditures, sell additional assets to meet its obligations, seek to renegotiate the terms of its obligations or curtail its operations. There can be no assurance that any source of funds or other actions taken by the Company will provide sufficient capital so as to enable the Company to remain a going concern.

CURRENCY FLUCTUATIONS

Although substantially all of the Company's contracts are denominated in United States dollars, fluctuations in the value of foreign currencies relative to the United States dollar could impact the Company's results of operations. A substantial portion of the revenues of the Company's overseas licensees are generated in foreign currencies and accordingly, fluctuations in the value of these currencies relative to the United States dollar could adversely affect the Company's profitability. Royalty payments received by the Company or by its JNAI equity investee relating to foreign licensing arrangements are converted to U.S. dollars based on the exchange rate at the time of payment.

The Company's JNAI joint venture has entered into futures contracts during 1998 and 1997 to hedge its anticipated receipt of a portion of the royalty payments denominated in Japanese yen. Apart from these futures contracts on the part of JNAI which were not material to the Company's results of operations, the Company does not currently engage in hedging activities with respect to currency fluctuations, but may do so in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. SFAS No. 131 establishes standards for the reporting of operating segment information in both annual financial reports and interim financial reports issued to shareholders. Operating segments are components of an entity for which separate financial information is available and is evaluated regularly by the entity's chief operating management.
Both statements were adopted in fiscal 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires than an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

YEAR 2000

The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems may recognize the year 2000 as 1900, or not at all. This inability to properly treat the Year 2000 issue may cause systems to process critical financial and operational information incorrectly.

The Company has conducted an assessment of its state of readiness with respect to the Year 2000 issue. The Company has evaluated all of its computing hardware, software, and other equipment containing embedded devices, including non information-technology ("IT") systems. The Company operates in a networked computing environment, using software and network devices that are generally current versions of standard applications that require only limited or no modifications. To the extent that shortfalls in compliance were identified as part of its evaluation, the Company replaced, updated or modified the affected hardware or software to remediate the date related problems.

The assessment of the Company's internal systems for compliance with the Year 2000 issue has been completed and such systems have also been tested to ensure correct date processing, before, during, and after January 1, 2000. All computing hardware has been tested using a third party certification program and also has been manually tested by date advancement. Non-conforming models have been replaced with conforming models. Software has been upgraded to vendor certified versions and additional testing, via date advancement, has been performed on critical applications as well as other applications deemed to be date sensitive. The Company's non-IT equipment containing embedded devices, such as telephones, voice-mail equipment, fax machines and other related office equipment, has been vendor certified as Year 2000 compliant, and with respect to certain equipment, additional testing was performed using date advancement. Accordingly, the Company has completed the evaluation of its internal computer systems along with its non-IT equipment, and has determined that such systems are Year 2000 compliant and that no additional material modifications were necessary.

The costs incurred by the Company in connection with its remediation efforts to address the Year 2000 issue have not been material to the Company's financial position or results of operations. Hardware replacements were made using surplus inventory and did not require the purchase of new computer systems. For the most part, software modifications were made using compliant upgrades provided without cost by the respective vendors or by using upgrades provided under existing software maintenance agreements, and did not require the purchase of significant new software.

The Company is also monitoring the adequacy of the manner in which third parties, including customers, suppliers and service providers to the Company, are attempting to address the Year 2000 issue. Based on the assessment performed to date, the costs of addressing potential problems are not currently expected to have a material impact on the Company's financial position, results of operations or cash flows in future periods. While the Company believes its internal conversion efforts and those of its external customers, suppliers and service providers are designed to be successful, because of the complexity of the Year 2000 issue, and the interdependence of organizations using computer systems, it is possible that the Company's efforts or those of third parties with whom the Company interacts, will not be successful or satisfactorily completed in a timely fashion.

Although the Company believes that the Year 2000 issue will not pose significant operational problems, certain potential risks have been identified at this time. Certain of the Company's customers, particularly those that are located abroad or have significant operations outside of the United States may not be or may not become Year 2000 compliant in a timely manner. The risk posed by such customers is a decrease or delay in their remittances of fees and various other revenues to the Company. With respect to the Company, a reasonably likely worst case Year 2000 scenario would involve certain of the Company's customers, including customers with significant operations outside of the United States. To the extent that markets and the general economic conditions become disrupted or volatile due to problems attributable to the Year 2000 issue, and unfavorably impact the Company's customers, such events could have an adverse effect on the Company's operations. Reasonably likely problems resulting from such events would include reduced revenues from customers and delays in the receipt of revenues and distributions. Such factors could negatively impact the financial position, operating results and cash flows of the Company. In addition to the foregoing reasonably worst case scenario, Year 2000 issues could have an impact on the Company's operations and its financial results if unforeseen needs or problems arise or if systems operated by third parties are not, or do not, become Year 2000 compliant in a timely manner.

Based on the modifications and conversions of the Company's hardware, software and non-IT embedded devices made to date, the Company does not believe that contingency planning with respect to its internal systems is warranted at this time. The Company will continue to monitor developments with respect to its applicable external third parties, which may reveal the need for contingency planning at a later date. The Company will continue to regularly evaluate the need for contingency planning based on new information and developments in this regard.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has assets and operations, including Asia and Japan; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the licensing and franchising of golf centers, including the renewals of such licensing and franchising agreements; those risks associated with the performance of Paragon, including its ability to successfully negotiate with certain project owners, as well as construction vendors and subcontractors, regarding the completion of existing projects and the minimization of costs associated with such completion, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, and risks relating to litigation and associated costs arising out of Paragon's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks related to changes in business strategy or development plans; risks related to the outcomes of the pending lawsuits against the Company and the associated costs; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes. Such exposure to market risk is inherent in certain of the Company's financial instruments which arise from transactions entered into in the normal course of business. The Company is subject to interest rate risk on its outstanding note payable to a shareholder and any future financing requirements. The Company's fixed rate indebtedness consists of certain capital lease obligations requiring monthly payments of principal and interest, with terms maturing through 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEX TO CONSOLDATED FINANCIAL STATEMENTS



                                                                            PAGE
FINANCIAL STATEMENTS:
Report of Independent Certified Public Accountants............................22
Consolidated Balance Sheets as of December 31, 1998 and 1997..................23
Consolidated Statements of Operations for the Years
   Ended December 31, 1998, 1997 and 1996.....................................24
Consolidated Statements of Shareholders' Equity (Deficit)
   for the Years Ended December 31, 1998, 1997 and 1996.......................25
Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1998, 1997 and 1996.....................................26
Notes to Consolidated Financial Statements....................................28

FINANCIAL STATEMENT SCHEDULE:
Schedule II - Valuation and Qualifying Accounts for the Years
   Ended December 31, 1998, 1997 and 1996.....................................60

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Golden Bear Golf, Inc.:

We have audited the accompanying consolidated balance sheets of Golden Bear Golf, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Bear Golf, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, primarily as a result of losses and costs incurred at its construction subsidiary Paragon Construction International, Inc., the Company incurred significant losses from operations which resulted in a working capital and shareholders' deficiency at December 31, 1998 and raises substantial doubt about the Company's ability to continue as a going concern. Management's plans to discontinue the operations of Paragon and other plans in regard to these matters are described in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
   April 20, 1999.

                             GOLDEN BEAR GOLF, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                               DECEMBER 31,
                                                                                       ------------------------------
                                                                                          1998              1997
                                                                                       ------------      ------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                           $  1,168,118      $    675,303
   Accounts receivable, net of allowances of $280,688 in 1998
      and $52,500 in 1997                                                                 1,626,783         1,501,767
   Due from International                                                                    41,812           157,698
   Prepaid expenses and other current assets                                                226,806           304,115
                                                                                       ------------      ------------
           Total current assets                                                           3,063,519         2,638,883

PROPERTY AND EQUIPMENT, net                                                                 706,361         1,069,067

OTHER ASSETS, net                                                                           438,983           546,819

NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                         1,675,550        24,643,492
                                                                                       ------------      ------------
           Total assets                                                                $  5,884,413      $ 28,898,261
                                                                                       ============      ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                                    $  2,083,702      $    897,964
   Accrued liabilities                                                                    1,145,550           710,498
   Deferred revenue                                                                       1,275,042           659,816
   Current portion of notes payable and capital leases                                      111,140         9,024,619
   Net current liabilities of discontinued operations                                    15,552,968         3,788,178
                                                                                       ------------      ------------
           Total current liabilities                                                     20,168,402        15,081,075
                                                                                       ------------      ------------
NOTES PAYABLE AND CAPITAL LEASES, net of current portion                                  2,606,441           255,891
                                                                                       ------------      ------------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred stock, $.01 par value, 20,000,000 shares authorized,
     no shares issued and outstanding                                                            --                --
   Common stock-
     Class A, $.01 par value, 70,000,000 shares authorized,
       2,744,962 shares issued and outstanding                                               27,450            27,450
     Class B, $.01 par value, 10,000,000 shares authorized,
       2,760,000 shares issued and outstanding                                               27,600            27,600
   Additional paid-in capital                                                            40,856,943        40,856,943
   Accumulated deficit                                                                  (57,802,423)      (27,350,698)
                                                                                       ------------      ------------
           Total shareholders' equity (deficit)                                         (16,890,430)       13,561,295
                                                                                       ------------      ------------
           Total liabilities and shareholders' equity (deficit)                        $  5,884,413      $ 28,898,261
                                                                                       ============      ============

      The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                             GOLDEN BEAR GOLF, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                                 1998              1997              1996
                                                             ------------      ------------      ------------
REVENUES:
   Golf instruction revenues                                 $  5,805,416      $  4,604,638      $  3,339,184
   Licensing and other revenues                                 4,297,232         5,316,387         4,096,674
   Income from operations of JNAI                                 710,643         1,080,892         1,431,616
   Related party commissions and fees                             571,749         1,870,735         1,924,913
                                                             ------------      ------------      ------------
       Total revenues                                          11,385,040        12,872,652        10,792,387
                                                             ------------      ------------      ------------
OPERATING COSTS AND EXPENSES:
   Operating expenses                                           7,721,909         7,691,115         6,457,666
   Compensation recorded on sale of shares to management               --                --         3,000,000
   Corporate administration                                     3,393,675         3,457,733         2,598,490
   Depreciation and amortization                                  319,449           416,910           220,750
                                                             ------------      ------------      ------------
       Total operating costs and expenses                      11,435,033        11,565,758        12,276,906
                                                             ------------      ------------      ------------
       Operating income (loss)                                    (49,993)        1,306,894        (1,484,519)
                                                             ------------      ------------      ------------
OTHER INCOME (EXPENSE):
   Interest income                                                 45,096           110,695           178,852
   Interest expense                                              (398,556)          (91,032)               --
   Other                                                         (242,089)         (213,821)            8,990
                                                             ------------      ------------      ------------
       Total other income (expense)                              (595,549)         (194,158)          187,842
                                                             ------------      ------------      ------------
       Income (loss) from continuing operations
            before income taxes                                  (645,542)        1,112,736        (1,296,677)

PROVISION FOR INCOME TAXES                                        190,716            56,230            80,801
                                                             ------------      ------------      ------------
       Income (loss) from continuing operations                  (836,258)        1,056,506        (1,377,478)

   Gain on sale of business segment                               969,405                --                --

   Loss from discontinued operations, net                     (30,584,872)      (25,755,308)       (1,053,055)
                                                             ------------      ------------      ------------
       Net loss                                              $(30,451,725)     $(24,698,802)     $ (2,430,533)
                                                             ============      ============      ============
EARNINGS PER SHARE - BASIC AND DILUTED:
   Income (loss) from continuing operations                  $      (0.15)     $       0.19      $      (0.34)
   Loss from discontinued operations, net                           (5.38)            (4.68)            (0.26)
                                                             ------------      ------------      ------------
       Net loss per share                                    $      (5.53)     $      (4.49)     $      (0.60)
                                                             ============      ============      ============
PRO FORMA EARNINGS PER SHARE - BASIC
    AND DILUTED (Note 1):
   Loss from continuing operations                                                               $      (0.31)
   Loss from discontinued operations, net                                                               (0.26)
                                                                                                 ------------
       Pro forma net loss per share                                                              $      (0.57)
                                                                                                 ============
Weighted average common shares outstanding                      5,504,962         5,505,200         4,040,378
                                                             ============      ============      ============

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                RETAINED
                                            CLASS A           CLASS B         ADDITIONAL        EARNINGS
                                             COMMON            COMMON          PAID-IN        (ACCUMULATED
                                             STOCK             STOCK           CAPITAL           DEFICIT)           TOTAL
                                          ------------      ------------     ------------      ------------      ------------
BALANCE, December 31, 1995                $      2,400      $     27,600     $    840,000      $    160,318      $  1,030,318
Sale of shares to management                        --                --        1,500,000                --         1,500,000
Compensation recorded on sale
   of shares to management                          --                --        3,000,000                --         3,000,000
Initial public offering, net                    24,840                --       35,177,574                --        35,202,414
Exercise of stock options                          208                --          332,784                --           332,992
Divisional transfers to International
   prior to initial public offering                 --                --               --          (381,681)         (381,681)
Net loss                                            --                --               --        (2,430,533)       (2,430,533)
                                          ------------      ------------     ------------      ------------      ------------
BALANCE, December 31, 1996                      27,448            27,600       40,850,358        (2,651,896)       38,253,510
Repurchase and retirement of
   common stock                                    (30)               --          (43,783)               --           (43,813)
Exercise of stock options                           32                --           50,368                --            50,400
Net loss                                            --                --               --       (24,698,802)      (24,698,802)
                                          ------------      ------------     ------------      ------------      ------------
BALANCE, December 31, 1997                      27,450            27,600       40,856,943       (27,350,698)       13,561,295
Net loss                                            --                --               --       (30,451,725)      (30,451,725)
                                          ------------      ------------     ------------      ------------      ------------
BALANCE, December 31, 1998                $     27,450      $     27,600     $ 40,856,943      $(57,802,423)     $(16,890,430)
                                          ============      ============     ============      ============      ============

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                    ------------------------------------------------
                                                                        1998              1997              1996
                                                                    ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(30,451,725)     $(24,698,802)     $ (2,430,533)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                      319,449           416,910           220,750
      Provision for uncollectible accounts                               384,995            80,250            45,870
      Compensation recorded on sale of shares to management                   --                --         3,000,000
      Loss from discontinued operations, net                          29,615,467        25,755,308         1,053,055
      Changes in assets and liabilities:
         Accounts receivable                                            (510,011)         (132,590)         (550,850)
         Due from International                                          115,886           685,537          (196,089)
         Prepaid expenses and other current assets                        77,309          (177,935)           35,457
         Other assets                                                    107,836          (227,234)         (277,642)
         Accounts payable                                              1,185,738           131,914        (1,106,780)
         Accrued liabilities                                             435,052           264,530         1,358,145
         Deferred revenue                                                615,226           296,576          (326,475)
                                                                    ------------      ------------      ------------
           Net cash provided by operating activities                   1,895,222         2,394,464           824,908
                                                                    ------------      ------------      ------------
NET CASH USED IN DISCONTINUED OPERATIONS:                            (16,388,357)      (17,151,881)      (30,365,005)
                                                                    ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                              43,257          (116,542)         (423,112)
   Proceeds from sale of business segment                             21,505,622                --                --
                                                                    ------------      ------------      ------------
           Net cash provided by (used in) investing activities        21,548,879          (116,542)         (423,112)
                                                                    ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable - shareholder                            2,400,000                --                --
   Proceeds from short-term credit facility                            5,000,000                --                --
   Repayment of short-term credit facility                            (5,000,000)               --                --
   Proceeds from subordinated short-term loan - shareholder              850,000                --                --
   Repayment of subordinated short-term loan - shareholder              (850,000)               --                --
   (Repayment of) proceeds from revolving credit facility, net        (8,872,410)        8,872,410                --
   Payments on capital lease obligations                                 (90,519)          (77,079)               --
   Proceeds from initial public offering, net                                 --                --        35,202,414
   Proceeds from sale of shares to management                                 --                --         1,500,000
   Proceeds from exercise of stock options                                    --            50,400           332,992
   Repurchase and retirement of common stock                                  --           (43,813)               --
   Divisional transfers to International                                      --                --          (381,681)
                                                                    ------------      ------------      ------------
           Net cash (used in) provided by financing activities        (6,562,929)        8,801,918        36,653,725
                                                                    ------------      ------------      ------------
           Net increase (decrease) in cash and cash equivalents          492,815        (6,072,041)        6,690,516

CASH AND CASH EQUIVALENTS, beginning of year                             675,303         6,747,344            56,828
                                                                    ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, end of year                              $  1,168,118      $    675,303      $  6,747,344
                                                                    ============      ============      ============


                                   (Continued)

                             GOLDEN BEAR GOLF, INC.

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                        1998           1997           1996
                                                                     ----------     ----------     ----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   OPERATING AND INVESTING ACTIVITIES:
   Acquisitions of office furniture and equipment accounted
      for as capital lease obligations                               $       --     $  485,179     $       --
   Compensation recorded on sale of shares to management             $       --     $       --     $3,000,000
   Discontinued operations:
      Notes payable, capital lease and other obligations issued
           in connection with the acquisition of golf centers        $       --     $3,074,000     $4,584,854
      Acquisitions of computer equipment and office furniture
           accounted for as capital lease obligations                $  666,279     $       --     $       --
      Notes payable and capital lease obligations issued in
           connection with acquisition of construction equipment     $2,161,221     $2,706,716     $       --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid for interest                                            $1,951,500     $  938,012     $  210,226
   Cash paid for income taxes                                        $  140,186     $  376,485     $  201,835


         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of Golden Bear Golf, Inc. and its subsidiaries ("Golden Bear" or the "Company"). All significant intercompany accounts and transactions have been eliminated. In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current year. The Company sold its wholly-owned subsidiary, Golden Bear Golf Centers, Inc. ("Golf Centers") on July 20, 1998 and formally approved the discontinuance of the construction operations conducted by its wholly-owned subsidiary, Paragon Construction International, Inc. ("Paragon") on October 26, 1998. Accordingly, the operations and financial activity associated with such businesses have been reclassified as discontinued operations and the former "Consumer Division" designation for the Company's remaining operations was eliminated. With the disposition of such operations, the Company is now fully focused on its core businesses, which include the licensing and franchising of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS FLICK GOLF SCHOOLS and managing the personal endorsement services provided by Jack Nicklaus.

Golden Bear was formed on June 7, 1996 to enter into an exchange agreement which was consummated on August 1, 1996 upon the closing of an initial public offering of Golden Bear's Class A Common Stock. Parties to the plan of reorganization included, among others, Golden Bear's affiliates, Golf Centers, Paragon (collectively, the "Constituent Companies") and Golden Bear International, Inc. ("International"), a privately owned company controlled by Jack Nicklaus. Pursuant to the exchange agreement, Golden Bear acquired all of the outstanding common stock of the Constituent Companies in exchange for an aggregate of 1,668,000 shares of its Class A and Class B Common Stock. In addition, Golden Bear acquired certain assets and assumed certain liabilities of International in exchange for 1,332,000 shares of Class B Common Stock. The transaction was accounted for on an historical cost basis in a manner similar to a pooling of interests as Golden Bear and the Constituent Companies had common stockholders and management. Therefore, the financial statements of Golden Bear and the Constituent Companies for the period prior to the reorganization are presented in a combined format.

International is primarily involved in golf course design and consulting, along with the development of residential communities and daily fee golf courses. The financial statements attributable to the operations acquired from International for the period prior to the reorganization, which are included in the accompanying Consolidated Financial Statements, have been prepared from the books and records of International. As such, the consolidated statements of operations include allocations of expenses between the operations acquired from International and the other divisions of International which are material in amount. Such expenses include allocations for corporate overhead, payroll, facilities, administration and other overhead which were allocated to the Company using a proportional cost method of allocation because specific identification of such expenses was not practicable. Management believes that such allocations are representative of the respective stand-alone expenses based on the operations acquired from International, and are further supported by agreements that were entered into in connection with the reorganization of the Company. The equity of the Company includes transfers to International, representing cash generated by the Company that was used in other operations of International. In the opinion of management, the results of operations and cash flows of the operations acquired from International are properly reflected in the accompanying Consolidated Financial Statements.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are comprised primarily of funds on deposit in interest bearing accounts with various banks with maturities of less than ninety days.

ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION

Golf instruction revenues are recognized concurrent with the time the services are rendered. Licensing revenues are recognized over the terms of the underlying licensing agreements, generally from five to ten years. Revenues attributable to strategic marketing agreements are recognized over the respective contract periods as the goods and services required thereunder are provided. The Company's franchising arrangements generally have initial terms of three to five years, with options to renew. Franchising fees are derived from the establishment of franchised golf center facilities and accordingly, such revenues are recognized when substantially all of the services required under the development agreements have been performed. The Company also earns royalty fees by providing assistance with marketing, training and other operational issues to its franchised golf centers. In this regard, the Company has a significant agreement with one licensee covering 21 golf center facilities, for which the Company is entitled to receive minimum annual licensing fees of $795,000. This licensing agreement has a term that expires on December 31, 2008, although the licensee may elect to terminate the agreement effective December 31, 2000. Such royalty fees are based upon licensees' adjusted gross revenues, as defined, and are recognized as revenues when earned.

Related party management fees are attributable to the personal endorsement services provided by Jack Nicklaus and are recognized as revenue when Jack Nicklaus becomes entitled to receive such fees. The Company is generally entitled to approximately 20% to 30% of all such endorsement revenues received by Jack Nicklaus. The Company also received related party commissions for marketing golf course design services on behalf of International through December 31, 1997. Commissions for such services were based on 10% of the golf course design fees and were recognized as International received its design fees. See Note 13.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets generally ranging from three to seven years. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized currently. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its property and equipment or whether the remaining balance of its property and equipment should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in measuring their recoverability.

DEFERRED REVENUE

Deferred revenue includes fees collected in excess of amounts earned under the Company's marketing, franchising and royalty agreements as well as fees collected in advance for the Company's golf instruction operations.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the allowance for doubtful accounts receivable, the estimated useful lives and realizability of the Company's long-lived assets and recorded amounts for claims and assessments against the Company. Specifically for Paragon, significant estimates include construction costs, the length of time to complete contracts, collectability of billings for costs incurred and change orders along with construction site conditions. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company accounts for its financial instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, deferred revenue and capital leases are reflected in the accompanying Consolidated Financial Statements at cost which approximates fair value. The carrying value of fixed rate indebtedness at December 31, 1998 was $317,581 which approximates the estimated fair value. The estimated fair value of such indebtedness was determined based on the expected future payments discounted at risk adjusted rates for debt of similar terms and remaining maturities.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Accordingly, deferred income taxes have been provided for to show the effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The Company files a consolidated Federal income tax return which includes the operations of the Company and its subsidiaries. Prior to the reorganization of the Company on August 1, 1996, the respective entities comprising the current Company were S Corporations for Federal income tax reporting purposes, and therefore not subject to Federal income taxes.

A valuation allowance was established to offset the Company's net deferred tax assets as of December 31, 1998 and 1997 because management currently believes that the future realization of such deferred tax assets is not more likely than not. See Notes 7 and 9.

LOSS PER SHARE

Loss per share in the accompanying Consolidated Statements of Operations is computed by dividing the net loss or pro forma net loss by the weighted average common shares outstanding for the respective years. Diluted earnings per share as computed under SFAS No. 128 includes the effects of common stock equivalents, including the dilutive effect of all outstanding stock options using the treasury stock method. Diluted earnings per share is the same as basic earnings per share in the accompanying Consolidated Statements of Operations. Options to purchase 222,675, 670,150 and 383,688 shares of common stock were not included in computing earnings per share for the years ended December 31, 1998, 1997 and 1996, respectively, because their effects were anti-dilutive for the respective periods.

Prior to becoming a C Corporation upon the reorganization of the Company on August 1, 1996, Golf Centers and Paragon were S Corporations for Federal and state income tax reporting purposes and International was also an S Corporation. As S Corporations prior to the reorganization, these entities have historically only paid foreign income taxes and have not paid United States Federal and state income taxes.

The following pro forma adjustment to record an income tax benefit at the Company's estimated effective tax rate has been reflected in the pro forma net loss per share data presented for the year ended December 31, 1996 in the accompanying Consolidated Statements of Operations to show the effects on the Company's operations as if the relevant entities had been C Corporations during all of the years presented.

      Historical loss from continuing operations     $(1,377,478)
      Pro forma benefit for income taxes                (127,331)
                                                     -----------
      Pro forma loss from continuing operations       (1,250,147)
      Loss from discontinued operations, net          (1,053,055)
                                                     -----------
      Pro forma net loss                             $(2,303,202)
                                                     ===========

ACCOUNTING PRONOUNCEMENTS

Required for 1998 financial statements, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (i) classify items of other comprehensive income by their nature in financial statements and (ii) display the accumulated balance of other comprehensive income separately from retained deficit and additional paid-in capital in the equity section of the balance sheets. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. During the years ended December 31, 1998, 1997 and 1996, the Company did not have any changes in its equity resulting from such non-owner sources, and accordingly, comprehensive income as set forth by SFAS No. 130 was equal to the net loss amounts presented for the respective years in the accompanying Consolidated Statements of Operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

2.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                DECEMBER 31,
                                        ----------------------------
                                            1998            1997
                                        -----------      -----------

      Computer equipment                $   795,625      $   783,814
      Telephone and other office
        equipment                           431,118          431,618
      Furniture and fixtures                540,831          507,275
      Leasehold improvements                116,104          481,208
                                        -----------      -----------
                                          1,883,678        2,203,915
      Less accumulated depreciation
        and amortization                 (1,177,317)      (1,134,848)
                                        -----------      -----------
                                        $   706,361      $ 1,069,067
                                        ===========      ===========

3.  OTHER ASSETS

Other assets consist of the following:

                                                         DECEMBER 31,
                                                   -----------------------
                                                     1998          1997
                                                   ---------     ---------
      Investment in JNAI                           $ 357,139     $ 289,496

      Debt issue costs                                    --       295,803
      Other                                           81,844        37,870
                                                   ---------     ---------
                                                     438,983       623,169
      Less accumulated amortization                       --       (76,350)
                                                   ---------     ---------
                                                   $ 438,983       546,819
                                                   =========     =========

4.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                           DECEMBER 31,
                                    -------------------------
                                       1998           1997
                                    ----------     ----------
      Payroll and related costs     $  601,879     $  367,318
      Professional fees                260,707        180,748
      State income taxes               165,693         97,673
      Other                            117,271         64,759
                                    ----------     ----------
                                    $1,145,550     $  710,498
                                    ==========     ==========

5.  NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consist of the following:


                                                                                         DECEMBER 31,
                                                                                 ----------------------------
                                                                                    1998             1997
                                                                                 -----------      -----------
           Capital lease obligations secured by furniture and equipment, with principal and interest at 9% payable monthly, maturing
              through June, 2002(1)                                               $   317,581      $   408,100
           Revolving credit facility with a bank, interest at prime paid quarterly, outstanding borrowings repaid and credit facility
              terminated in July, 1998(2)                                                  --        8,872,410
           Note payable to shareholder, with interest at The Wall Street
              Journal Prime Rate (7.75% at December 31, 1998) payable
              monthly, entire principal due in July, 2003(3)                        2,400,000               --
                                                                                  -----------      -----------
                                                                                    2,717,581        9,280,510
            Less current portion                                                     (111,140)      (9,024,619)
                                                                                  -----------      -----------
                                                                                  $ 2,606,441      $   255,891
                                                                                  ===========      ===========

(1) The Company acquired certain office furniture and phone systems equipment by entering into financing arrangements that were accounted for as capital leases. These capital lease obligations have initial terms of five years and require monthly payments representing principal and interest.

(2) In July 1998, the Company repaid outstanding borrowings and terminated future availability under a previously existing $10 million revolving credit facility with a bank. The borrowings were repaid using proceeds from the sale of the Company's Golf Centers subsidiary which closed on July 20, 1998. See Note 14.

(3) In July 1998, the Company issued an unsecured promissory note for $2.4 million payable to Jack Nicklaus, the principal stockholder of the Company and Chairman of the Company's Board of Directors. The proceeds of the note were used in connection with the settlement of certain claims associated with a golf course development project.

In addition to the foregoing, the Company also had indebtedness that originated and was repaid in full during 1998. In February 1998, the Company obtained a secondary, short-term credit facility for an additional $5 million with the bank that previously had provided the $10 million revolving credit facility. The Company borrowed $5 million under this short-term facility and repaid all such advances in full and terminated the facility in July 1998. The borrowings were repaid using proceeds from the sale of Golf Centers. See Note 14.

During July 1998, Jack Nicklaus advanced the Company $850,000 pursuant to the terms of a subordinated short-term loan which was used as bridge financing for the Company pending the closing of the sale of Golf Centers. The Company repaid all such advances under the subordinated short-term loan in August 1998, using proceeds from the sale of Golf Centers. See Note 14.

The following table sets forth the future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 1998.

                                                                CAPITAL LEASE
      Years ending December 31:                                  OBLIGATIONS
                                                               -----------------
      1999                                                       $     135,212
      2000                                                             135,212
      2001                                                              81,829
      2002                                                               7,252
                                                               -----------------
      Total minimum payments                                           359,505
      Less amount representing interest(1)                             (41,924)
                                                               -----------------
      Present value of minimum payments                          $     317,581
                                                               =================

(1) Represents amount necessary to reduce the net minimum payments to present value calculated at the Company's estimated incremental borrowing rate at the inception of the respective obligations.

6.  COMMON STOCK

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

7.  SHAREHOLDERS' DEFICIT AND LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Primarily as a result of losses and costs incurred by the Company's Paragon subsidiary, the Company has incurred operating losses which have resulted in a shareholders' deficit of approximately $16.9 million and a working capital deficiency of approximately $17.1 million at December 31, 1998. In addition, the Company incurred a net loss of approximately $30.5 million and $24.7 million for the years ended December 31, 1998 and 1997, respectively, which was primarily attributable to Paragon. This situation has resulted in substantial claims and litigation against the Company (see Note 12). Management's plans in regard to these matters include discontinuing the Company's construction operations and reducing on-going expenses. In this regard, the Company has formally approved the discontinuance of the construction activities conducted by its Paragon subsidiary and is in the process of winding down such operations. The Company is negotiating with certain project owners, as well as construction vendors and subcontractors to expedite the completion of the remaining projects and to minimize the costs associated with such completion.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern and future working capital requirements are dependent on the Company's ability to successfully complete such negotiations involving Paragon and on its ability to achieve and maintain profitable operations in the future. Management of the Company believes that such objectives are attainable. However, there is no assurance that the Company will be successful in realizing these objectives, or that the Company will generate sufficient cash flow from operations to meet its future working capital requirements. To the extent that capital requirements exceed available capital, the Company will be required to seek alternative sources of financing to fund its operations. The Company has no existing credit facility and there is no assurance that alternative financing will be available, if at all, on satisfactory terms. If the Company is unable to obtain satisfactory alternative financing, the Company may be required to delay or reduce its future expenditures, sell additional assets to meet its obligations, seek to renegotiate the terms of its obligations or curtail its operations. There can be no assurance that any source of funds or other actions taken by the Company will provide sufficient capital so as to enable the Company to remain a going concern.

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

The following is a condensed summary of the operating results of JNAI:

                                                 FOR THE YEARS ENDED NOVEMBER 30,
                                             ----------------------------------------
                                                1998           1997           1996
                                             ----------     ----------     ----------
            Licensing revenues               $2,052,410     $2,927,236     $3,929,392
            Operating expenses and other        439,576        755,052        818,877
            Provision for income taxes          191,548         10,400        247,283
                                             ==========     ==========     ==========
            Net income                       $1,421,286     $2,161,784     $2,863,232
                                             ==========     ==========     ==========

9.  INCOME TAXES

The components of the provision for income taxes for the respective fiscal years consists of the following:

                                               FOR THE YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------
                                            1998            1997              1996
                                        -----------      -----------      -----------
      Current:
         State                          $   175,625      $    32,071      $    62,246
         Foreign                             15,087           24,139           18,555
      Deferred:
         Federal                         (8,191,023)      (8,244,808)        (515,282)
         State                              116,520         (635,288)         (23,718)
      Change in valuation allowance       8,074,507        8,880,116          539,000
                                        -----------      -----------      -----------
      Provision for income taxes        $   190,716      $    56,230      $    80,801
                                        ===========      ===========      ===========

A reconciliation of the difference between the expected provision for income taxes on continuing operations using the statutory Federal tax rate and the Company's actual provision is presented below:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                   1998           1997            1996
                                                 ---------      ---------      ---------
      Provision using statutory Federal rate     $(219,484)     $ 378,330      $(440,870)
      Non-deductible expenses                       31,710         54,404         27,916
      State income taxes                           175,629         32,091         68,807
      Foreign income taxes                          15,087         24,139         11,994
      Change in valuation allowance                187,774       (432,734)       412,954
                                                 ---------      ---------      ---------
                                                 $ 190,716      $  56,230      $  80,801
                                                 =========      =========      =========

The net deferred income tax asset is comprised of the following:

                                                                     DECEMBER 31,
                                                            ------------------------------
                                                                1998              1997
                                                            ------------      ------------
      Deferred income tax assets:
         Allowance for doubtful accounts                    $  2,878,753      $    802,738
         Tax basis capitalized costs                             132,413           132,413
         Tax basis in property and equipment
            in excess of book basis                               82,533            82,533
         Accruals not currently deductible                        71,114         2,608,575
         Net operating loss carryforwards                     13,914,507         5,525,988
         Foreign tax credit carryforwards                        497,094           368,027
                                                            ------------      ------------
                                                              17,576,414         9,520,274
                                                            ------------      ------------
      Deferred income tax liabilities:
         Book basis in intangible assets over tax basis            7,526             7,526
         Book basis of investment in JNAI
            over tax basis                                       100,000           118,367
         Deferred revenue                                        (24,735)          (24,735)
                                                            ------------      ------------
                                                                  82,791           101,158
                                                            ------------      ------------
      Net deferred income tax asset                           17,493,623         9,419,116
      Valuation allowance                                    (17,493,623)       (9,419,116)
                                                            ------------      ------------
                                                            $         --      $         --
                                                            ============      =============

At December 31, 1998, the Company had available Federal net operating loss carryforwards of approximately $40.9 million which expire in the year 2018, along with approximately $497,094 of foreign tax credit carryforwards which expire in 2008.

In assessing the realizability of deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 1998 and 1997, the Company provided a full valuation allowance to reserve for the net deferred tax asset balances because management currently believes that the future realization of such deferred tax assets is not more likely than not.

10.  STOCK OPTIONS

A total of 675,000 shares of the Company's Class A Common Stock may be issued under the Golden Bear 1996 Stock Option Plan ("Option Plan"), which was adopted in July 1996. Options under the Option Plan are granted at an exercise price equal to the fair market value of the Class A Common Stock at the date of grant and generally have a term of ten years from the date of grant. Such options generally become fully vested five years from the grant date although certain options granted to employees on December 31, 1997 at an exercise price of $8.00 per share were exercisable one year after the date of grant and the options granted to Jack Nicklaus pursuant to his employment agreement with the Company vest immediately upon being granted.

A summary of stock option transactions for the fiscal years ended December 31, 1998, 1997 and 1996 is set forth in the table below:

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------------------------------
                                             1998                          1997                         1996
                                    ------------------------     -------------------------    -------------------------
                                                    WEIGHTED                     WEIGHTED                     WEIGHTED
                                                    AVERAGE                      AVERAGE                      AVERAGE
                                                    EXERCISE                     EXERCISE                     EXERCISE
                                      SHARES         PRICE         SHARES         PRICE         SHARES          PRICE
                                    -----------    ----------    -----------    ----------    ------------   ----------
Outstanding, beginning of year         670,150        $ 12.61       383,688        $ 16.00             --        $   --
Options granted                         20,000           4.00       383,150           9.92        404,500         16.00
Options exercised                           --             --        (3,150)         16.00        (20,812)        16.00
Options canceled/forfeited           (467,475)          12.71       (93,538)         15.36             --            --
                                    ----------                  -----------                  ------------
Outstanding, end of year               222,675          11.64       670,150          12.61        383,688         16.00
                                    ==========                  ===========                  ============
Exercisable at year-end                 91,935        $ 10.71       122,600        $ 13.28         16,688       $ 16.00
                                    ==========                  ===========                  ============
Available for future grants            428,363                           --                       270,500
                                    ==========                  ===========                  ============

The following table summarizes information about outstanding and exercisable stock options at December 31, 1998:

                                                   OUTSTANDING                                EXERCISABLE
                                  -----------------------------------------------      ---------------------------
                                                     WEIGHTED
                                                     AVERAGE         WEIGHTED                          WEIGHTED
                                                    REMAINING          AVERAGE                          AVERAGE
EXERCISE PRICE OR RANGE                            CONTRACTUAL        EXERCISE                          EXERCISE
   OF EXERCISE PRICES               SHARES         LIFE (YEARS)         PRICE            SHARES          PRICE
------------------------------    -----------     ---------------    ------------      -----------     -----------
$  4.00                               20,000           9.58             $ 4.00               --           $  ---
   8.00                               23,875           9.00               8.00           12,775             8.00
  10.88 - 12.75                      118,800           7.99              11.46           79,160            11.15
  16.00                               60,000           7.59              16.00               --              ---
                                    --------                                            -------
                                     222,675           8.14              11.64           91,935            10.71
                                    ========                                            =======


In connection with his employment agreement with the Company, Jack Nicklaus is entitled to receive options to purchase 65,000 shares of Class A Common Stock each year for a period of four years, commencing on August 1, 1997. Such options, which are issued with an exercise price equal to the fair market value of the Class A Common Stock on the date of grant, are immediately exercisable upon grant and expire in 2006. The options that Mr. Nicklaus was entitled to receive on August 1, 1998 were temporarily waived for 1998 and deferred pending the resolution of certain shareholder claims. See Note 12.

The Option Plan also provides for options to be granted to each non-employee director of Golden Bear on the first business day following the annual meeting of shareholders of the Company. Each non-employee director is granted options for the purchase of 1,000 shares of Class A Common Stock with an exercise price equal to the fair market value of the Class A Common Stock on the date of grant, which expire 10 years from the date of grant. No options were granted to non-employee directors during 1998 because the Company did not hold an annual meeting of shareholders during the year.

The Option Plan is administered by the Compensation Committee of the Company's Board of Directors which is authorized to determine the provisions of future grants, including selecting the recipients, exercise price, terms and vesting schedules for such options.

The Company applies Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based compensation arrangements whereby no compensation costs attributable to stock options is deducted in determining net income (loss). Had compensation costs for the Company's Option Plan been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have increased accordingly. Using the Black-Scholes option pricing model for all options granted, the Company's pro forma net loss, pro forma net loss per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows for the years ended December 31, 1998 and 1997.


                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                   1998                  1997
                                                              -------------          -------------
      Pro forma net loss                                      $ (31,096,020)         $ (25,369,578)
      Pro forma net loss per share - basic and diluted                (5.65)                 (4.61)
      Pro forma weighted average fair
         value of options granted                                      2.95                   7.26
      Risk free interest rate                                           7.0%                   7.0%
      Expected lives                                               10 years               10 years
      Expected volatility                                              55.0%                  55.0%
      Expected quarterly dividend rate                                  0.0%                   0.0%

11.  RETIREMENT SAVINGS PLAN

The Company participates in a retirement savings plan ("Savings Plan") sponsored by International. The Savings Plan operates as a defined contribution plan and is qualified under Section 401(k) of the Internal Revenue Code. The Savings Plan covers all employees who have completed one year of service. The Company matches the employees' contributions, up to a maximum of $1,500 per employee per Savings Plan year. A participant's individual contribution is limited to the maximum amount for such year under the Internal Revenue Code. Discretionary contributions can also be made to the Savings Plan. All employees who have completed one year of service and are employed at year-end are eligible for this contribution. Company contributions to the Savings Plan were $29,068, $59,535 and $59,834 during the years ended December 31, 1998, 1997 and 1996, respectively.

12.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its corporate executive and administrative office facilities along with certain office equipment. The rent expense incurred under these leases was approximately $0.7 million, $0.8 million and $0.6 million during the years ended December 31, 1998, 1997 and 1996, respectively.

Future minimum lease payments required under noncancelable operating lease obligations are as follows:

                                                                     MINIMUM
                                                                      LEASE
      Years ending December 31:                                      PAYMENTS
                                                                  --------------
      1999                                                        $     706,567
      2000                                                              706,567
      2001                                                              706,567
      2002                                                              685,594
      2003                                                              668,088
      Thereafter                                                      1,725,894
                                                                  --------------
                                                                  $   5,199,277
                                                                  ==============

CLAIMS AND ASSESSMENTS

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and related amounts due, together with additional damages, totaling approximately $350,000. Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. Although the customer now claims its damages are in excess of $3.0 million, the initial claim submitted by the customer in arbitration was for $750,000. The ultimate outcome of this matter is not determinable at this time. Accordingly, no provision for loss regarding this matter had been established at December 31, 1998. The ultimate disposition of this matter is not expected to have a material effect on the Company's financial position or results of operations.

In connection with the discontinuance of the construction business conducted by Paragon and the winding down of such operations, the Company has been named in numerous legal actions involving claims for damages and other amounts due to certain project owners, construction vendors and subcontractors. While the Company has entered into settlement negotiations with several claimants, the ultimate outcome of such negotiations is not determinable at this time. Certain of these claims, if determined adversely to the Company in the aggregate, could have a material adverse effect on the Company's financial position and results of operations. The Company has recorded construction contract loss reserves which management believes are sufficient to cover the estimated losses on the wind-down of its construction projects.

In May 1998, the Company conducted a comprehensive review of Paragon's construction projects, focusing on the status of the projects, the costs required to fully complete the jobs and the anticipated profitability or losses of such projects. Attention was also directed toward determining contract requirements and the related estimated costs of fulfilling those requirements. As a result of the review, the Company found evidence that former management of Paragon deliberately falsified records, misrepresented the status of construction projects and made false statements about Paragon's revenues, costs and profits to the Company's executive management and Board of Directors.

Based on the results of the review, it was necessary for the Company to recognize additional costs and losses incurred on certain construction projects, resulting in the restatement of the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997 and its Quarterly Report on Form 10-Q for the three months ended March 31, 1998, as previously filed with the Securities and Exchange Commission.

As a result of the foregoing review and restatement of the Company's financial statements, numerous purported class action lawsuits have been filed against the Company and certain current and former officers and directors of the Company, asserting various claims under the federal securities laws. On July 28, 1998, individuals purporting to be shareholders of the Company filed a class action lawsuit in the United States District Court for the Southern District of Florida against the Company and certain of the Company's present and former officers and directors.

Since the filing of this matter, nine additional lawsuits have been filed against the Company and certain of its present and former officers and directors. Eight of these lawsuits were filed in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Eastern District of New York, though the court in New York has entered an order transferring this action to the Southern District of Florida. The District Court in Florida entered an order consolidating all of the actions originally filed in the Southern District of Florida and all similar actions which are transferred to or subsequently filed in the Southern District of Florida and directed the plaintiffs to file a consolidated complaint.

On December 24, 1998, plaintiffs filed their First Consolidated Class Action Complaint ("Consolidated Complaint") on behalf of themselves and all others who purchased common stock of the Company from April 30, 1997 through July 27, 1998, with the exception of the defendants and certain related or affiliated persons or entities. The defendants named in the Consolidated Complaint are Golden Bear Golf, Inc., Jack W. Nicklaus, Richard P. Bellinger, Jack P. Bates, Stephen S. Winslett, John Boyd and Arthur Andersen LLP. The Consolidated Complaint alleges that during the purported class period, the defendants violated Section 10(b) and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934 by making misrepresentations or omissions of material fact in publicly filed documents and in other alleged public statements relating to the Company's financial condition and that of its wholly-owned subsidiary, Paragon Construction International, Inc. The plaintiffs are seeking an unspecified amount of damages, interest, costs and attorneys' fees.

The Company intends to vigorously defend each of the foregoing lawsuits, but their respective outcomes cannot be predicated. Any of such lawsuits, if determined adversely to the Company, could have a material adverse effect on the Company's financial position and results of operations. The Company's ultimate liability with respect to any of the foregoing proceedings is not presently determinable.

The Securities and Exchange Commission is conducting a private investigation to determine whether the Company or certain of its current or former officers, directors and employees have engaged in conduct in violation of certain provisions of the Exchange Act and the rules and regulations thereunder. The Company believes that such investigation is focused principally on the recognition of additional costs and losses associated with the review of Paragon construction projects and the Company's public statements and accounting systems with respect thereto. The Company is cooperating in such investigation.

The Company is a party to various other legal proceedings which have arisen in the ordinary course of its business. While the ultimate outcome of these matters cannot be predicated with certainty, the Company does not believe that any losses resulting from such other legal proceedings will have a material adverse effect on the Company's financial position or results of operations.

CONSTRUCTION CONTRACT WARRANTIES

Paragon's construction contracts generally provided for warranties that obligated Paragon to remedy certain construction defects that may arise in the ordinary course of providing such construction services. Such warranties, which are customary in the construction industry, are usually effective for a period of one year from the completion date of the respective projects. The Company's management does not expect the costs associated with corrective action or penalties incurred pursuant to these warranties, if any, to have a material impact on its results of operations.

COMMITMENT UNDER CONSULTING AGREEMENT

In connection with the sale of Golf Centers, the Company retained certain continuing obligations under a consulting agreement associated with one of the golf centers that were included in the sale. Under the terms of the agreement, the Company is obligated to pay consulting fees in the amount of $50,000 per year, payable monthly in arrears over the remaining term of the agreement, subject to certain termination options on the part of the Company if the golf center does not achieve and maintain certain performance criteria. In addition, the Company is obligated to pay bonus compensation of up to an additional $25,000 per year, to the extent that the golf center achieves certain target operating profit margins, as set forth in the agreement.

At December 31, 1998, the remaining term of the consulting agreement was approximately 18 years. However, the Company is entitled to terminate the agreement and its obligations thereunder, in the event that the golf center achieves less than 90% of its targeted annual profitability, as defined in the agreement. The targeted profitability levels are based on the average performance over each two year period, starting one year after the April 1997 date that the golf center opened for business. The Company has recorded a liability for the estimated amount of its obligation under this agreement.

13.  RELATED PARTY TRANSACTIONS

The balances included in the accompanying Consolidated Balance Sheets under the caption "Due from International" consists of the net amounts owed to Golden Bear Golf, Inc. and its subsidiaries. At December 31, 1998 and 1997, the Company had net amounts due from International of $41,812 and $157,698, respectively. The net amount due at December 31, 1998 was comprised primarily of related party management fees attributable to personal endorsement services performed by Jack Nicklaus. Substantially all of the balance due at December 31, 1997 was comprised of commissions payable under a design services marketing agreement, whereby the Company had marketed golf course designs for Nicklaus Design, a division of International. Under the design services marketing agreement, the Company generally had been entitled to 10% of the gross design fees collected by Nicklaus Design for its role in marketing such design services. The Company earned related party commissions in this capacity of approximately $1.3 million each year during fiscal 1997 and 1996.

Effective January 1, 1998, the design services marketing agreement was terminated in connection with an organizational realignment, pursuant to which International assumed certain financial obligations of the Company to employees and third parties formerly involved in the design marketing function, and the Company secured an exclusive commitment from International to continue the marketing of Paragon's construction services to Nicklaus Design clients and prospects. The revised arrangement permits Paragon to utilize the services of Nicklaus Design's sales staff as needed on an independent contract basis and to obtain compensation from Nicklaus Design for design leads generated through Paragon's construction marketing activities.

Effective December 18, 1998, the Company, International and Jack Nicklaus (collectively, the "Company Affiliates") entered into an agreement with Weitz Golf International LLC ("Weitz Golf"), pursuant to which the Company Affiliates will provide certain technical and marketing assistance in connection with the construction services offered by Weitz Golf, which include general contracting, design-build and construction management. Under the agreement, the Company agreed to no longer offer construction services independently during the term of the agreement which expires on December 31, 2007. The Company is entitled to receive 40% of the net profits, as defined, received by Weitz Golf pursuant to the contracts it enters into during the term of the agreement. There were no significant operations of Weitz Golf during 1998.

Subsequent to December 31, 1998, the Company's Board of Directors approved the terms of a settlement with a former customer of Paragon, which included certain potential obligations on the part of International. See Note 18.

Pursuant to the terms of a personal services management agreement, International and Jack Nicklaus have retained the Company as the exclusive manager and representative to market the personal endorsement services of Jack Nicklaus, under which the Company is generally entitled to approximately 20% to 30% of the personal endorsement fees received by Mr. Nicklaus. During fiscal 1998, 1997 and 1996, the Company earned related party management fees attributable to providing such services of $571,749, $565,905 and $643,587, respectively.

Under the terms of an office sharing agreement, the Company had subleased its corporate office facilities from International for the period from August 1, 1996 through July 31, 1997. The rent expense incurred under such sublease for the seven months ended July 31, 1997 and the five months ended December 31, 1996 was $358,755 and $248,862, respectively. Effective August 1, 1997, the Company entered into a separate lease agreement for its corporate office facilities directly with the owner of such facilities.

In addition, the Company had maintained certain office space in Singapore through October 31, 1997 that was shared with International. During the ten months ended October 31, 1997, a total of $239,000 of costs associated with maintaining such facilities was allocated to International. During the year ended December 31, 1996, a total of $277,818 of such costs were allocated to International. Effective November 1, 1997, the Company relocated its office facilities in Singapore and entered into a lease for its new facilities that were no longer shared with International. The Company subsequently terminated this new lease effective April 1, 1998 and closed the office presence that it had previously maintained in Singapore.

The Company has an office staff sharing agreement with International which provides for the sharing of the services of certain specifically identified office staff and personnel that can effectively serve the needs of both organizations. Such agreement was established effective with the reorganization of the Company on August 1, 1996. During the years ended December 31, 1998 and 1997, payroll and related costs associated with such shared employees were allocated to International in the amounts of $111,000 and $458,964, respectively. Such costs totaling $255,000 were allocated to International during the five months ended December 31, 1996.

During fiscal 1997, the Company paid a $100,000 investment banking fee to International for services rendered by Golden Bear Financial Services, a division of International, in connection with negotiating the $10 million revolving credit facility that the Company obtained during the year. The fee was equal to 1% of the total facility commitment.

An analysis of the activity in "Due from International" is as follows:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                       1998            1997             1996
                                                   -----------      -----------      -----------
      Balance at beginning of year                 $   157,698      $   843,235      $   647,146
      Related party commissions and fees               571,749        1,870,735        1,924,913
      Reimbursement for shared employees               111,000          458,964          255,000
      Reimbursement for Singapore office costs              --          239,000          277,818
      Reimbursement of legal fees                           --               --          209,000
      Sublease of corporate office facilities               --         (358,755)        (248,862)
      Investment banking fee                                --         (100,000)              --
      Payments received                               (798,635)      (2,795,481)      (2,221,780)
                                                   -----------      -----------      -----------
      Balance at end of year                       $    41,812      $   157,698      $   843,235
                                                   ===========      ===========      ===========

In the ordinary course of business, the Company purchases golf equipment manufactured by Nicklaus Golf Equipment Company, L.C., a privately owned company in which Jack Nicklaus has a 50% equity interest. Such equipment is currently purchased primarily for promotional programs associated with the Company's NICKLAUS FLICK GOLF SCHOOLS. Prior to the sale of the Company's Golf Centers subsidiary, such equipment was also purchased for resale in the pro shops of the Company's golf centers. During fiscal 1998 and 1997, the Company purchased such golf equipment at a cost of $163,691 and $405,205, respectively. Such purchases for fiscal 1996 were not significant to the Company's results of operations.

During the years ended December 31, 1998, 1997 and 1996, the Company paid $93,243, $125,101 and $0, respectively, to Executive Sports International, a privately held company owned in part by a member of the Nicklaus family, for certain printing and graphics services.

In July 1998, Jack Nicklaus advanced $2.4 million to the Company evidenced by an unsecured five-year promissory note. The loan proceeds were used by the Company in connection with the settlement of certain claims associated with a golf course development project.

During July 1998, Jack Nicklaus advanced the Company $850,000 pursuant to the terms of a subordinated short-term loan which was used as bridge financing for the Company pending the closing of the sale of Golf Centers. The Company repaid all such advances under the subordinated short-term loan in August 1998, using proceeds from the sale of Golf Centers.

In June 1996, Jack Nicklaus had advanced the Company approximately $1.6 million and the Company issued a note payable to Jack Nicklaus for such amount. The proceeds were used to fund the acquisition of a golf center. The note payable was repaid in full in August 1996 from the proceeds of the Company's initial public offering.

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

Accounts receivable at December 31, 1997 included $204,154 due from JNAI for certain costs associated with a brand marketing research project that were previously paid by the Company on behalf of JNAI.

14.  DISCONTINUED OPERATIONS

GOLDEN BEAR GOLF CENTERS, INC.

On July 20, 1998, the Company sold all of the issued and outstanding stock of its Golf Centers subsidiary to an unrelated party for cash consideration of approximately $21.5 million resulting in a gain of approximately $1.0 million. Through its Golf Centers subsidiary, the Company had been engaged in the acquisition, ownership and operation of golf practice and instruction facilities. As of the date of the sale, Golf Centers owned and operated a total of 14 golf center facilities under the GOLDEN BEAR GOLF CENTER brand name. The Company retained its licensing and franchising rights with respect to being able to offer franchise opportunities to outside parties for the operation of golf instruction and practice facilities. In this regard, Golf Centers distributed certain of its assets and liabilities to the Company prior to the closing of the sale.

In connection with the sale, the Company entered into a licensing agreement with this licensee granting it the right to continue operating the acquired golf centers under the GOLDEN BEAR GOLF CENTER brand name. The licensing terms associated with seven facilities operated by this licensee prior to the acquisition of Golf Centers were merged into the agreement governing the 14 acquired centers, pursuant to which the Company is entitled to receive minimum annual licensing fees in the aggregate of $795,000 payable in equal quarterly installments, along with certain additional incentive compensation based on the achievement of certain defined target annual revenue levels by the licensed facilities. The licensing agreement has a term that expires on December 31, 2008, although the licensee may elect to terminate the agreement effective December 31, 2000.

All of the financial activities associated with the Golf Centers operations that were sold have been classified as discontinued operations in the accompanying Consolidated Financial Statements. The losses attributable to the operations that were sold are included in the accompanying Consolidated Statements of Operations as a component of the line item captioned, "Loss from discontinued operations, net." Such losses were $(4,062,986), $(8,429,250) and $(1,905,957)
for the years ended December 31, 1998, 1997 and 1996, respectively. The components of the net assets of the Golf Centers operations included in the accompanying Consolidated Balance Sheet as of December 31, 1997, consist of the following:

                                                      DECEMBER 31,
                                                          1997
                                                      -----------
      Current assets                                  $ 3,812,770
      Property and equipment, net                      23,510,655
      Intangibles and other assets, net                 6,777,646
                                                      -----------
            Total assets                               34,101,071
                                                      -----------
      Current liabilities                               3,039,585
      Notes payable and capital leases, net of
         current portion                                7,550,784
                                                      -----------
            Total liabilities                          10,590,369
                                                      -----------
            Net assets of discontinued operations     $23,510,702
                                                      ===========

PARAGON CONSTRUCTION INTERNATIONAL, INC.

On October 26, 1998, the Company's Board of Directors approved the discontinuance of the Company's golf course construction operations conducted by its Paragon subsidiary. Substantially all such projects have been completed and the Company is no longer actively involved in pursuing construction projects independent of its agreement with Weitz Golf. See Note 13. Paragon had been involved in providing comprehensive golf course and other resort-related construction services, including project management, shaping, renovation and golf course construction. In addition to construction projects located within the United States, Paragon's operations had included projects in numerous countries abroad as well.

The financial activities associated with Paragon have been classified as discontinued operations in the accompanying Consolidated Financial Statements. The results of operations attributable to Paragon are included in the accompanying Consolidated Statements of Operations as a component of the line item captioned, "Loss from discontinued operations, net." The income (loss) from such operations were $(26,521,886), $(17,326,058) and $852,902 for the years ended December 31, 1998, 1997 and 1996, respectively.

The components of the net liabilities associated with Paragon's discontinued operations included in the accompanying Consolidated Balance Sheets consist of the following:

                                                                    DECEMBER 31,
                                                           ---------------------------
                                                              1998            1997
                                                           -----------     -----------
      Current assets                                       $ 1,932,478     $14,178,651
      Property and equipment, net                            1,675,550       3,775,510
      Other assets                                                  --         227,487
                                                           -----------     -----------
            Total assets                                     3,608,028      18,181,648
                                                           -----------     -----------
      Current liabilities                                   17,485,446      18,740,014
      Notes payable and capital leases, net of
         current portion                                            --       2,097,022
                                                           -----------     -----------
            Total liabilities                               17,485,446      20,837,036
                                                           -----------     -----------
            Net liabilities of discontinued operations     $13,877,418     $ 2,655,388
                                                           ===========     ===========

15.  SEGMENT REPORTING

With the sale of the Company's Golf Centers subsidiary and the discontinuance of the construction operations conducted by its Paragon subsidiary, the Company effectively consolidated all of its remaining operations into one operating segment and eliminated the former "Consumer Division" designation formerly associated with such remaining operations. Accordingly, all of the Company's revenue generating activities are now conducted by one operating segment encompassing the licensing and franchising of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS FLICK GOLF SCHOOLS and the generation of marketing fees related to Jack Nicklaus' personal endorsements. As the Company operates and tracks its results in one operating segment, certain segment disclosure requirements are not applicable.

16.  INTERNATIONAL OPERATIONS

The Company derives a portion of its revenues from foreign sources, primarily through the apparel licensing activities of its JNAI unconsolidated joint venture and through certain of its golf centers licensing and franchising operations.

Although JNAI conducts its operations in the United States, substantially all of its revenues are received from licensees located in the Asia Pacific region, primarily Japan and Korea. All of the revenues of JNAI's licensees are generated in foreign currencies. The licensees pay their license fees to JNAI denominated in their respective functional currencies which are then converted to U.S. dollars based on the exchange rate on the date of payment. Fluctuations in the foreign currency values of these currencies relative to the U.S. dollar could have a material adverse effect on the Company's future profitability. Furthermore, the Company is engaged in significant business activities in Japan and Asia. To the extent that markets in these geographic areas are volatile and unfavorably impact the Company's customers, such events could have an adverse effect on the Company's operations in the region going forward.

The Company has several licensees that operate golf center facilities under the tradenames JACK NICKLAUS GOLF CENTER and JACK NICKLAUS ACADEMY OF GOLF that are located in the Pacific Rim and Europe. Such licensees generally remit their licensing fees, which are based on a percentage of their revenues, to the Company denominated in their respective local currencies.

Certain information with respect to the Company's net investment in, and net equity in the earnings of JNAI, along with the foreign operations of its golf centers licensing and franchising activities is set forth below.

                                                        AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------
                                                           1998           1997           1996
                                                        ----------     ----------     ----------
            Assets                                      $  411,870     $  289,496     $  328,604
                                                        ==========     ==========     ==========
            Revenues                                    $  832,647     $1,080,892     $1,431,616
                                                        ==========     ==========     ==========
            Contribution to operating income before
               allocation of corporate overhead         $  767,312     $1,080,892     $1,431,616
                                                        ==========     ==========     ==========

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 1998 and 1997 is presented below.

                                                                   QUARTER ENDED
                                             --------------------------------------------------------------
                                               MARCH 31,        JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
                                                 1998             1998            1998             1998
                                             -----------      -----------      -----------      -----------
Total revenues                               $ 2,981,085      $ 3,290,741      $ 2,457,879      $ 2,655,335
Operating income (loss)                         (111,922)         572,718         (583,471)          72,681
Income (loss) from continuing operations        (301,556)         192,758         (829,160)         101,699
Loss from discontinued operations, net        (6,957,403)      (9,768,636)      (8,401,979)      (4,487,448)
Net loss                                      (7,258,959)      (9,575,878)      (9,231,139)      (4,385,749)
Earnings per share - basic and diluted:
Income (loss) from continuing operations     $     (0.06)     $      0.04      $     (0.15)     $      0.02
Loss from discontinued operations, net             (1.26)           (1.78)           (1.53)           (0.82)
                                             -----------      -----------      -----------      -----------
Net loss per share                           $     (1.32)     $     (1.74)     $     (1.68)     $     (0.80)
                                             ===========      ===========      ===========      ===========

                                                                      QUARTER ENDED
                                             ------------------------------------------------------------------
                                               MARCH 31,         JUNE 30,         SEPTEMBER 30,    DECEMBER 31,
                                                 1997              1997              1997              1997
                                             ------------      ------------      ------------      ------------
Total revenues                               $  2,842,501      $  4,057,311      $  2,882,717      $  3,090,123
Operating income (loss)                           151,242         1,065,657           785,011          (695,016)
Income (loss) from continuing operations          665,138           387,000           607,741          (603,373)
Loss from discontinued operations, net         (2,267,780)         (383,686)         (244,326)      (22,859,516)
Net income (loss)                              (1,602,642)            3,314           363,415       (23,462,889)

Earnings per share - basic and diluted:
Income (loss) from continuing operations     $       0.12      $       0.07      $       0.11      $      (0.11)
Loss from discontinued operations, net              (0.41)            (0.07)            (0.04)            (4.15)
                                             ------------      ------------      ------------      ------------
Net income (loss) per share                  $      (0.29)               --      $       0.07      $      (4.26)
                                             ============      ============      ============      ============

18.  SUBSEQUENT EVENT

Pursuant to a special meeting of the Board of Directors of the Company held on April 15, 1999, the Company's Board of Directors approved the terms of a settlement with a former customer of Paragon. Paragon had been engaged by this customer (the "Developer") to construct a golf course located in San Jose, California ("California Project") and one located in Orlando, Florida ("Florida Project"). Nicklaus Design, a division of International, designed both of the golf course projects. In addition, the Florida Project is owned by a partnership controlled by the Developer in which International has a 25% limited partner interest.

After Paragon was unable to complete these projects, Paragon and the owners of the projects entered into a Settlement Agreement and Release of Claims. Subsequent to and notwithstanding the terms of this settlement, issues arose regarding responsibility for certain cost overruns that were incurred in connection with the construction of the golf courses. Based upon an assessment of the potential risks and costs of litigation, the Company's Board of Directors approved a revised settlement pursuant to which Paragon will agree to pay the Developer certain of the amounts at issue.

With regard to the California Project, the Board of Directors authorized Paragon to pay the Developer $785,436 in the form of a promissory note bearing interest at an annual rate of 10%, payable in quarterly installments of principal and interest over three years. With regard to the Florida Project, the Board of Directors authorized Paragon to pay the Developer $496,171 evidenced by a promissory note bearing interest at an annual rate of 10%, payable in quarterly installments of principal and interest over five years. Mr. Nicklaus or International may be required to guarantee these notes.

In connection with the settlement approved by the Company's Board of Directors, International agreed to credit any payments to which it would otherwise be entitled to for the design services performed by Nicklaus Design at these two projects, against the respective notes payable to be issued by Paragon to the Developer. To the extent that such payments are applied against the obligations due to the Developer, Paragon will deliver notes in the amount of any such credits to International with interest payable quarterly at an annual rate of 8% and the entire principal payable at the maturity of the respective original notes delivered to the Developer. Paragon has recorded a liability for the amount of its obligations under the terms of the foregoing settlements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of March 26, 1999 with respect to the directors and executive officers of the Company. A summary of the background and experience of each of these individuals is set forth after the table. The executive officers serve at the discretion of the Company's Board of Directors.

Name                             Age       Position with the Company
----                             ---       -------------------------
Jack W. Nicklaus                 59        Chairman of the Board

Stephen S. Winslett              47        Senior Vice President, Chief
                                           Financial Officer and Chief Operating
                                           Officer

Roger E. Birk                    68        Director

Richard F. Chapdelaine           74        Director

John F. McGovern                 52        Director

JACK W. NICKLAUS has served as Chairman of the Company's Board of Directors since the Company's inception. Mr. Nicklaus founded International, a predecessor of the Company, in 1970 and has served as Chairman of its Board since inception. His competitive career has spanned five decades, and includes 100 professional tournament victories worldwide and a record 20 major-championship titles. He is the only player in history to have won each of the game's majors at least twice (six Masters, five PGA Championships, four U.S. Opens, three British Opens and two U.S. Amateurs). Mr. Nicklaus has twice been named Golfer of the Century, in 1988 by GOLF magazine and in 1996 by GOLF MONTHLY (UK). He was also named winner of the PGA Tour Player of the Year Award, has been the Tour's leading money-winner eight times and runner-up six times. He has played on six Ryder Cup teams, captained two other Ryder Cup teams, and in December 1998 served as captain of the U.S. team in the President's Cup. In addition, Mr. Nicklaus has been involved in the design of 166 courses in 26 countries. He was named Golf Course Architect of the Year in 1993 by GOLFWORLD magazine and four of his most recent designs were ranked in Golf Digest's list of the Best New Courses in 1998.

STEPHEN S. WINSLETT joined the Company in October 1997 as Senior Vice President and Chief Financial Officer. In October 1998, Mr. Winslett was also appointed Chief Operating Officer of the Company after the resignation of the Company's President and Chief Executive Officer. In this capacity, Mr. Winslett is responsible for all of the financial matters and operational activities of the Company. Prior to his employment with the Company, Mr. Winslett was Vice President of Finance and Administration for the North American operations of The Albert Fisher Group PLC, a multinational corporation listed on the London Stock Exchange.

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

In addition to the executive officers identified above, there were two additional individuals who served as executive officers of the Company during 1998. Richard P. Bellinger served as the Company's President and Chief Executive Officer and as a member of its Board of Directors from the Company's inception in 1996 through the date of his resignation effective on August 31, 1998. In addition, Thomas P. Hislop served as Senior Vice President of the Company and as a member of its Board of Directors from the Company's inception through the date of his resignation effective on October 30, 1998. In his capacity with the Company, Mr. Hislop was responsible for the Company's marketing operations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors, executive officers and holders of in excess of 10% of the Company's Class A Common Stock file initial reports of ownership and reports of changes in ownership of the Company's Class A Common Stock and other equity securities with the Securities and Exchange Commission and the NASDAQ Stock Market. Directors, executive officers and greater than 10% shareholders are required to furnish the Company with copies of all Section 16(a) forms that they file. Based upon a review of the copies of such reports furnished to the Company and written representations from the Company's directors and executive officers that no other reports were required, the Company believes that during 1998, the Company's directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements, except as follows. Mr. Nicklaus filed a report on Form 4 dated February 10, 1999 reporting the purchase of 40,000 shares and 80,000 shares of the Company's Class A Common Stock on October 30, 1998 and December 31, 1998, respectively, which shares had previously been held by certain former executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information with respect to the annual and long-term compensation paid or accrued by the Company during fiscal 1998, 1997 and 1996 to the Company's three most highly compensated executive officers (collectively, the "named executives"), including two who no longer served as executive officers at December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                 COMPENSATION
                                                     ANNUAL COMPENSATION             AWARDS
                                                  ---------------------------     -------------
                                                                                   SECURITIES       ALL OTHER
NAME AND                               YEAR         SALARY          BONUS          UNDERLYING       COMPENSA-
PRINCIPAL POSITION                     (1)          ($)(2)           ($)          OPTIONS (#)      TION ($)(3)
---------------------------------     -------     -----------     -----------     -------------    -------------
Richard P. Bellinger(4)                1998          283,333             ---               ---           49,247
   President and Chief                 1997          450,000             ---            30,000           24,072
   Executive Officer                   1996          383,500             ---            96,000           15,397

Stephen S. Winslett(5)                 1998          200,000          30,000               ---            7,167
   Senior Vice President,              1997           38,889             ---            30,000           10,614
   Chief Financial Officer and         1996              ---             ---               ---              ---
   Chief Operating Officer

Thomas P. Hislop(6)                    1998          187,500           9,257               ---           21,551
   Senior Vice President               1997          210,000             ---            18,400           12,282
                                       1996          198,333             ---            32,000           12,207

---------------------------------
(1) Prior to the reorganization of the Company on August 1, 1996, the above named executives, with the exception of Mr. Winslett, were employees of International and only a portion of their total compensation was allocated to the Company. Only approximately 80% of the total salary earned by Mr. Bellinger during the first seven months of fiscal 1996 is included in the amount presented for his salary, with the remainder being charged to International. Effective August 1, 1996, the Company entered into employment agreements with Mr. Bellinger and Mr. Hislop as discussed below.

(2) Effective August 1, 1996, the Company entered into certain employment agreements that provided for annual base salaries of $450,000 and $210,000 to be paid to Mr. Bellinger and Mr. Hislop, respectively. Effective January 1, 1998, the Compensation Committee of the Company's Board of Directors authorized an increase in the annual base salaries of Mr. Bellinger and Mr. Hislop to $500,000 and $250,000, respectively. In connection with certain cost savings measures subsequently implemented by the Company, certain of the Company's executive officers voluntarily authorized a temporary reduction in their annual base salaries. Effective June 1, 1998, Messrs. Bellinger and Hislop authorized reductions in their annual base salaries to $300,000 and $200,000, respectively.

(3) The amounts included under the caption "All Other Compensation" represent allowances for automobile related expenses, matching contributions made by the Company under the Company's 401(k) plan and group term life insurance premiums paid on behalf of the named executives. Such amounts also include payments during 1998 of $33,333 and $12,500 to Mr. Bellinger and Mr. Hislop, respectively, under certain consulting agreements that the Company entered into pursuant to the resignations of these two executives during the year. In addition, the amount presented for Mr. Winslett during 1997 includes $9,333 representing reimbursement of moving expenses incurred in connection with his relocation to West Palm Beach, Florida.

(4) Mr. Bellinger resigned as the President and Chief Executive Officer of the Company effective August 31, 1998. The annual base salary paid to him by the Company during 1998 was pro-rated through the date of his resignation.

(5) Mr. Winslett's employment with the Company began on October 22, 1997 at an annual base salary of $200,000. Effective January 1, 1999, the Compensation Committee of the Company's Board of Directors authorized an increase in his annual base salary to $230,000.

(6) Mr. Hislop resigned as Senior Vice President of the Company effective October 30, 1998. The annual base salary paid to him by the Company during 1998 was pro-rated through the date of his resignation.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

There were no stock options granted to the named executives during fiscal 1998 under the Company's 1996 Stock Option Plan ("Option Plan").

FISCAL YEAR END OPTION VALUES

None of the stock options previously issued by the Company to the named executives were exercised during fiscal 1998. Pursuant to the terms of their respective resignation agreements with the Company, Mr. Bellinger and Mr. Hislop agreed to waive any rights with respect to the exercise of stock options previously granted to them by the Company. At December 31, 1998, Mr. Winslett had a total of 30,000 unexercised stock options, of which 10,000 options were exercisable. None of the options held by Mr. Winslett were in-the-money at December 31, 1998.

COMPENSATION OF DIRECTORS

Directors of the Company who are also employees of the Company do not receive fees or retainers for serving as directors. Each non-employee director is entitled to receive $20,000 per year for his services as a director plus reimbursement of travel expenses to board and committee meetings. Each non-employee director is also entitled to receive $1,000 per quarter for his participation on the Audit Committee and Compensation Committee of the Company's Board of Directors. Pursuant to the Option Plan, non-employee directors are automatically granted non-qualified options each year to purchase 1,000 shares of the Company's Class A Common Stock on the first business day following the Company's annual meeting of shareholders. Such options are granted with an exercise price equal to the fair market value of the stock on the date of grant and have a term of ten years. No options were granted to non-employee directors during 1998 because the Company did not hold an annual meeting of shareholders during the year.

During 1998, Mr. Nicklaus was paid a total of $52,083 by the Company, representing payment of his base salary per his employment agreement during the first five months of the fiscal year. In connection with certain cost savings measures implemented by the Company, effective June 1, 1998, Mr. Nicklaus voluntarily agreed to temporarily suspend the semi-monthly payment of his base salary.

EMPLOYMENT AGREEMENTS

Upon the closing of the initial public offering of its Class A Common Stock, the Company entered into employment agreements, effective August 1, 1996, with Messrs. Nicklaus, Bellinger and Hislop.

The employment agreement with Mr. Nicklaus provides for an annual base salary of $125,000, subject to annual increases as determined by the Compensation Committee of the Company's Board of Directors, which is comprised entirely of non-employee directors. Under the terms of the agreement, the Company has agreed to employ Mr. Nicklaus for a period of five years, which period is automatically extended for additional one year periods until the employment agreement is terminated by the Company or Mr. Nicklaus. In addition to the time associated with serving as the Chairman of the Board of the Company, Mr. Nicklaus is required to spend a maximum of ten days performing personal services or making appearances in connection with the Company's licensing arrangements and marketing partnerships. Compensation for any additional days in which Mr. Nicklaus agrees to provide such personal services or appearances on behalf of the Company is to be mutually agreed upon by the Company and Mr. Nicklaus on a case-by-case basis. Effective June 1, 1998, certain of the Company's executive officers voluntarily authorized a temporary reduction in their annual base salaries as a cost savings measure, pursuant to which Mr. Nicklaus agreed to temporarily suspend the semi-monthly payment of his base salary.

Under the terms of his employment agreement, Mr. Nicklaus is also entitled to receive options to purchase 65,000 shares of Class A Common Stock each year, for a period of four years, commencing on August 1, 1997. The options are immediately exercisable upon grant, expire in 2006 and have a per share price equal to the fair market value on the date of grant. In the event of Mr. Nicklaus' death, Mr. Nicklaus' heirs will be entitled to continue to receive the stock options which Mr. Nicklaus would have been entitled to receive under the employment agreement. The options that Mr. Nicklaus was entitled to receive on August 1, 1998 were temporarily waived for 1998 and deferred pending the resolution of certain shareholder claims.

The initial employment agreement with Mr. Bellinger provided for an annual base salary for services provided to the Company of $450,000, subject to annual increases as determined by the Compensation Committee of the Company's Board of Directors. The employment agreement required that Mr. Bellinger dedicate at least 80% of his business time to managing the affairs of the Company and provided that the remainder of his business time could be spent on management of other entities, including those controlled by Mr. Nicklaus. However, effective January 1, 1998, this arrangement was modified to require that Mr. Bellinger devote at least 90% of his business time to providing services to the Company, at which date the Compensation Committee authorized an increase in his annual base salary to $500,000. In connection with certain cost savings measures that were subsequently implemented by the Company, Mr. Bellinger voluntarily authorized a temporary reduction in his annual base salary to $300,000, effective June 1, 1998. The terms of Mr. Bellinger's employment agreement provided that his base salary along with any additional compensation payable to him pursuant to such agreement would cease in the event he resigned.

Effective August 31, 1998, Mr. Bellinger resigned as the President and Chief Executive Officer of the Company and from his capacity as a member of the Company's Board of Directors. In connection with his resignation, the Company entered into an agreement to retain Mr. Bellinger as an independent consultant to the Company at an annual fee of $100,000 payable in semi-monthly installments over the four-year term of such agreement. In addition, as part of the severance arrangement, the Company agreed to provide health insurance benefits to Mr. Bellinger and his family through January 31, 2000, and to continue to pay his automobile allowance through June 30, 1999. Under the terms of his severance arrangement, Mr. Bellinger agreed to waive his rights with respect to the exercise of any stock options previously granted to him under the Company's Option Plan.

Mr. Hislop's initial employment agreement provided for an annual base salary of $210,000, subject to annual increases as determined by the Compensation Committee. Effective January 1, 1998, the Compensation Committee authorized an increase in his annual base salary to $250,000. Mr. Hislop subsequently voluntarily authorized a temporary reduction in his annual base salary to $200,000 effective June 1, 1998, pursuant to certain cost savings measures that were being implemented by the Company. The terms of Mr. Hislop's employment agreement provided that his base salary along with any additional compensation payable to him pursuant to such agreement would cease in the event of his resignation.

Effective October 30, 1998, Mr. Hislop resigned as Senior Vice President of the Company and from his capacity as a member of the Company's Board of Directors. In connection with his resignation, the Company entered into an agreement to retain Mr. Hislop as an independent consultant to the Company at an annual fee of $75,000 payable in semi-monthly installments over the two-year term of such agreement. In connection with the terms of his severance arrangements, Mr. Hislop agreed to waive his rights with respect to the exercise of any stock options previously granted to him under the Company's Option Plan.

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

In addition to the offices of Senior Vice President and Chief Financial Officer of the Company previously held by Mr. Winslett, he was also appointed Chief Operating Officer of the Company in October 1998, after the resignation of the Company's President and Chief Executive Officer. Effective January 1, 1999, the Compensation Committee authorized an increase in Mr. Winslett's annual base salary to $230,000. The Company's employment arrangement with Mr. Winslett also provides for the payment of annual performance-based additional bonus compensation equal to a percentage of his base salary, based on the achievement of certain pre-established performance objectives. During fiscal 1998, Mr. Winslett received a $30,000 discretionary bonus approved by the Compensation Committee. His employment arrangement also contains certain provisions with respect to confidentiality and non-competition.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of March 26, 1999 by (i) each person or entity who is the beneficial owner of five percent or more of the outstanding shares of Class A Common Stock or Class B Common Stock, (ii) each director and named executive officer of the Company and
(iii) all directors and executive officers of the Company as a group. The business address of each five percent holder, director and named executive officer listed below is the Company's corporate address. As described in the notes to the table, voting and/or investment power with respect to certain shares of Class B Common Stock is shared by certain of the parties identified below. Consequently, such shares may be shown as beneficially owned by more than one person.

                                                               AMOUNT AND NATURE OF
                                                               BENEFICIAL OWNERSHIP                  PERCENT OF
                                                     ------------------------------------------     TOTAL VOTING
                                                         NUMBER OF              NUMBER OF             POWER OF
                                                     SHARES OF CLASS A      SHARES OF CLASS B       OUTSTANDING
                                                        COMMON STOCK           COMMON STOCK            COMMON
BENEFICIAL OWNER                                           OWNED                 OWNED(2)             STOCK(1)
-------------------------------------------------    -------------------    -------------------    ---------------
Jack W. Nicklaus(3)(5)(6)                                       240,000              2,760,000              91.7%

Golden Bear International, Inc.(4)                                  ---              1,320,000              43.5%

Barbara B. Nicklaus and Northern Trust
   Bank of Florida, N.A., as co-trustees(5)                         ---                573,600              18.9%

Richard P. Bellinger(6)                                           2,000                    ---                  *

Stephen S. Winslett                                                 ---                    ---                  *

Thomas P. Hislop                                                    ---                    ---                  *

Roger E. Birk                                                     7,500                    ---                  *

Richard F. Chapdelaine                                            3,150                    ---                  *

John F. McGovern                                                  3,000                    ---                  *

All directors and executive officers as
   a group (7 persons)(3)(5)(6)                                 255,650              2,760,000              91.8%

-------------------------------------------------
 *   Represents less than 1% of the total.

(1) The calculation of the percent of total voting power of outstanding Common Stock is based on the respective number of shares of Class A Common Stock and Class B Common Stock outstanding as of March 26, 1999, at which date there were 2,744,962 shares of Class A Common Stock and 2,760,000 shares of Class B Common Stock outstanding. Each share of Class B Common Stock entitles the holder to ten votes.

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

(3) Includes the 573,600 shares of Class B Common Stock held in family trusts for the benefit of Mr. Nicklaus' children and the 1,320,000 shares of Class B Common Stock owned of record by International.

(4) Mr. Nicklaus is the Chairman of the Board and the beneficial owner of the controlling interest in International and, accordingly, is deemed to beneficially own all such shares.

(5) All 573,600 shares of Class B Common Stock are held by Mrs. Nicklaus and Northern Trust Bank of Florida, N.A. as co-trustees of trusts for the benefit of Mr. and Mrs. Nicklaus' children. Mrs. Nicklaus and Northern Trust Bank of Florida, N.A. disclaim beneficial ownership of such shares. All of these shares are subject to a shareholders' agreement with Mr. Nicklaus which, among other things, grants to Mr. Nicklaus the right to vote all such shares and imposes certain limitations on the transfer of such shares. Certain of these shares are pledged to Mr. Nicklaus to secure loans made by Mr. Nicklaus to each of the trusts.

(6) During 1998, Mr. Nicklaus acquired an aggregate of 240,000 shares of Class A Common Stock formerly held by certain former executive officers of the Company. Such shares had been pledged to Mr. Nicklaus to secure loans made by him to such individuals. These shares were also subject to shareholder agreements with Mr. Nicklaus, granting him the right to vote the shares until they were sold or otherwise transferred to a third party and imposing certain limitations on the transfer of such shares. With respect to the purchase of the shares, Mr. Nicklaus purchased a total of 120,000 shares from Mr. Bellinger in exchange for discharging principal of $300,000 plus accrued interest on the loan he previously had advanced to Mr. Bellinger, and 40,000 shares each from Messrs. Hislop, Hesemann (former Senior Vice President of the Company) and Bates (former Chief Financial Officer of the Company) in exchange for discharging principal of $100,000 plus accrued interest on the loans he had previously advanced to each of these individuals.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ARRANGEMENTS WITH INTERNATIONAL

Under the terms of a design services marketing agreement, the Company had marketed golf course designs for Nicklaus Design, a division of International, pursuant to which the Company generally had been entitled to commissions equal to 10% of the gross design fees collected by Nicklaus Design for its role in marketing such design services. Effective January 1, 1998, the design services marketing agreement was terminated in connection with an organizational realignment, pursuant to which International assumed certain financial obligations of the Company to employees and third parties formerly involved in the design marketing function, and the Company secured an exclusive commitment from International to continue the marketing of construction services to Nicklaus Design clients and prospects.

Effective December 18, 1998, the Company, International and Jack Nicklaus (collectively, the "Company Affiliates") entered into an agreement with Weitz Golf International LLC ("Weitz Golf"), pursuant to which the Company Affiliates will provide certain technical and marketing assistance in connection with the construction services offered by Weitz Golf, which include general contracting, design-build and construction management. Under the agreement, the Company agreed to no longer offer construction services independently during the term of the agreement which expires on December 31, 2007. The Company is entitled to receive 40% of the net profits, as defined, received by Weitz Golf pursuant to the contracts it enters into during the term of the agreement. There were no significant operations of Weitz Golf during 1998.

Pursuant to the terms of a personal services management agreement, International and Jack Nicklaus have retained the Company as the exclusive manager and representative to market the personal endorsement services of Mr. Nicklaus, under which the Company is generally entitled to approximately 20% to 30% of the personal endorsement fees received by Mr. Nicklaus. During fiscal 1998, the Company earned management fees attributable to providing such services of $571,749. At December 31, 1998, the Company had a net amount due from International of $41,812, which was comprised primarily of the management fees attributable to such personal endorsement services performed by Mr. Nicklaus.

The Company has an office staff sharing agreement with International which provides for the sharing of the services of certain specifically identified office staff and personnel that can effectively serve the needs of both organizations. A total of $111,000 attributable to payroll and related costs associated with such shared employees was allocated to International during fiscal 1998.

Mr. Nicklaus provides services in various capacities to International and its affiliates on an ongoing basis. During fiscal 1998, Mr. Nicklaus received a salary from International for services rendered to International and its affiliates. Additionally, under the terms of his employment agreement with the Company, Mr. Bellinger was required to dedicate at least 90% of his business time to managing the affairs of the Company during 1998 and the remainder of his business time could be spent on management of other entities, including International. During fiscal 1998, Mr. Bellinger received a salary of $68,333 for his services performed on behalf of International and its affiliates through the effective date of his resignation with the Company. Concurrent with his resignation from the Company on August 31, 1998, International entered into an agreement to retain Mr. Bellinger as an independent consultant to International and Jack Nicklaus at an annual fee of $100,000 payable in semi-monthly installments over the four-year term of such agreement. During the last four months of 1998, Mr. Bellinger earned consulting fees in this capacity aggregating $33,000. Additionally, during fiscal 1998, Mr. Bellinger and Mr. Hislop each were paid $61,000 by International representing deferred compensation that had been accrued for services performed in previous years prior to fiscal 1998. Such deferred compensation had been charged to the operations of International in previous years, and accordingly, none of the expense associated with such deferred compensation has been reflected in the historical financial statements of the Company.

Pursuant to a special meeting of the Board of Directors of the Company held on April 15, 1999, the Company's Board of Directors approved the terms of a settlement with a former customer of Paragon. Paragon had been engaged by this customer (the "Developer") to construct a golf course located in San Jose, California ("California Project") and one located in Orlando, Florida ("Florida Project"). Nicklaus Design, a division of International, designed both of the golf course projects. In addition, the Florida Project is owned by a partnership controlled by the Developer in which International has a 25% limited partner interest. After Paragon was unable to complete these projects, Paragon and the owners of the projects entered into a Settlement Agreement and Release of Claims. Subsequent to and notwithstanding the terms of this settlement, issues arose regarding responsibility for certain cost overruns that were incurred in connection with the construction of the golf courses. Based upon an assessment of the potential risks and costs of litigation, the Company's Board of Directors approved a revised settlement pursuant to which Paragon will agree to pay the Developer certain of the amounts at issue.

With regard to the California Project, the Board of Directors authorized Paragon to pay the Developer $785,436 in the form of a promissory note bearing interest at an annual rate of 10%, payable in quarterly installments of principal and interest over three years. With regard to the Florida Project, the Board of Directors authorized Paragon to pay the Developer $496,171 evidenced by a promissory note bearing interest at an annual rate of 10%, payable in quarterly installments of principal and interest over five years. Mr. Nicklaus or International may be required to guarantee these notes. In connection with the settlement approved by the Company's Board of Directors, International agreed to credit any payments to which it would otherwise be entitled to for the design services performed by Nicklaus Design at these two projects, against the respective notes payable to be issued by Paragon to the Developer. To the extent that such payments are applied against the obligations due to the Developer, Paragon will deliver notes in the amount of any such credits to International with interest payable quarterly at an annual rate of 8% and the entire principal payable at the maturity of the respective original notes delivered to the Developer.

NICKLAUS GOLF EQUIPMENT COMPANY, L.C.

In the ordinary course of business, the Company purchases golf equipment manufactured by Nicklaus Golf Equipment Company, L.C., a privately owned company in which Jack Nicklaus has a 50% equity interest. Such equipment is currently purchased primarily for promotional programs associated with the Company's Nicklaus Flick Golf Schools. Prior to the sale of the Company's wholly-owned Golf Centers subsidiary which closed on July 20, 1998, such equipment was also purchased for resale in the pro shops of the Company's golf center facilities. During fiscal 1998, the Company purchased such golf equipment at an aggregate cost of $163,691.

EXECUTIVE SPORTS INTERNATIONAL

During the year ended December 31, 1998, the Company paid $93,243 to Executive Sports International, a privately held company owned in part by a member of the Nicklaus family, for certain printing and graphics services.

JACK NICKLAUS

In July 1998, Jack Nicklaus advanced $2.4 million to the Company evidenced by an unsecured five-year promissory note. The loan proceeds were used by the Company in connection with the settlement of certain claims associated with a golf course development project.

During July 1998, Jack Nicklaus advanced the Company $850,000 pursuant to the terms of a subordinated short-term loan which was used as bridge financing for the Company pending the closing of the sale of Golf Centers. The Company repaid all such advances under the subordinated short-term loan in August 1998, using proceeds from the sale of Golf Centers.

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)        (1)  Financial Statements of the Company are set forth in Part II,
                Item 8 of this report.

           (2) Financial Statement Schedule II, Valuation and Qualifying Accounts for the Years Ended December 31, 1998, 1997 and 1996 is submitted herein.

                Separate Financial Statements of Subsidiary Not Consolidated - Jack Nicklaus Apparel International, as of and for the Year Ended December 31, 1998.

           (3) Exhibits are set forth in the Index to Exhibits included elsewhere herein.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 1998.

(c)   Exhibits

      See (a) (3) above.

(d)   Financial Statement Schedules

      See (a) (2) above.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1999.

                             GOLDEN BEAR GOLF, INC.

                             By:  /s/  Stephen S. Winslett
                                ------------------------------------------------
                                Stephen S. Winslett
                                Senior Vice President, Chief Financial Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 14, 1999.

       Signature                                   Title
       ---------                                   -----
/s/  Jack W. Nicklaus                        Director and Chairman of the Board
----------------------------------------
Jack W. Nicklaus

/s/  Stephen S. Winslett                     Senior Vice President, Chief
----------------------------------------     Financial Officer and Chief
Stephen S. Winslett                          Operating Officer (Principal
                                             Executive, Financial and Accounting
                                             Officer)

/s/  Roger E. Birk                           Director
----------------------------------------
Roger E. Birk

/s/  Richard F. Chapdelaine                  Director
-----------------------------------------
Richard F. Chapdelaine

/s/  John F. McGovern                        Director
------------------------------------------
John F. McGovern

                                                                     SCHEDULE II

                             GOLDEN BEAR GOLF, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                             ADDITIONS      DEDUCTIONS
                                                            -----------     -----------
                                             BALANCE AT      CHARGED TO                      BALANCE AT
                                             BEGINNING       COSTS AND        AMOUNTS           END
DESCRIPTION                                   OF YEAR        EXPENSES       WRITTEN OFF       OF YEAR
-----------                                 -----------     -----------     -----------     -----------
YEAR ENDED DECEMBER 31, 1996:
   Allowance for uncollectible accounts     $   106,649     $    45,870     $       956     $   151,563
   Valuation allowance for deferred
      tax assets                                     --         539,000              --         539,000
                                            ===========     ===========     ===========     ===========
                                            $   106,649     $   584,870     $       956     $   690,563
                                            ===========     ===========     ===========     ===========
YEAR ENDED DECEMBER 31, 1997:
   Allowance for uncollectible accounts     $   151,563     $    80,250     $   179,313     $    52,500
   Valuation allowance for deferred
      tax assets                                539,000       8,880,116              --       9,419,116
                                            ===========     ===========     ===========     ===========
                                            $   690,563     $ 8,960,366     $   179,313     $ 9,471,616
                                            ===========     ===========     ===========     ===========
YEAR ENDED DECEMBER 31, 1998:
   Allowance for uncollectible accounts     $    52,500     $   384,995     $   156,807     $   280,688
   Valuation allowance for deferred
      tax assets                              9,419,116       8,074,507              --      17,493,623
                                            ===========     ===========     ===========     ===========
                                            $ 9,471,616     $ 8,459,502     $   156,807     $17,774,311
                                            ===========     ===========     ===========     ===========

                                                SEPARATE FINANCIAL STATEMENTS OF
                                                     SUBSIDIARY NOT CONSOLIDATED


                       JACK NICKLAUS APPAREL INTERNATIONAL

                              FINANCIAL STATEMENTS


                                  TOGETHER WITH

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                NOVEMBER 30, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Joint Venture Partners of Jack Nicklaus Apparel International:

We have audited the accompanying balance sheet of Jack Nicklaus Apparel International as of November 30, 1998 and the related statements of operations, partners' equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jack Nicklaus Apparel International as of November 30, 1998 and the results of its operations and its cash flows for the fiscal year then ended, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
   April 20, 1999.

                       JACK NICKLAUS APPAREL INTERNATIONAL

                                  BALANCE SHEET


                                                            NOVEMBER 30,
                                                               1998
                                                            ------------
                           ASSETS
CURRENT ASSETS:
   Cash                                                      $145,227
   Accounts receivable, net of allowance of $42,657           781,999
                                                             --------
           Total current assets                               927,226
INVESTMENT IN AFFILIATED COMPANY                               49,863
                                                             --------
           Total assets                                      $977,089
                                                             ========

                        LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                          $ 45,329
   Accrued commissions                                        128,055
   Accrued income taxes                                        60,517
   Accrued liabilities                                         28,900
                                                             --------
           Total current liabilities                          262,801

COMMITMENTS AND CONTINGENCIES (Note 4)
PARTNERS' EQUITY                                              714,288
                                                             --------
           Total liabilities and partners' equity            $977,089
                                                             ========


            The accompanying notes to the financial statements are an
                      integral part of this balance sheet.

                       JACK NICKLAUS APPAREL INTERNATIONAL

                             STATEMENT OF OPERATIONS


                                                                    FISCAL YEAR
                                                                       ENDED
                                                                    NOVEMBER 30,
                                                                       1998
                                                                   -------------
REVENUES                                                           $   2,052,410
                                                                   -------------
OPERATING EXPENSES:
   Selling, general and administrative expenses                          435,673
   Write-off of other assets                                              59,650
   Amortization                                                           24,603
                                                                   -------------
       Total operating expenses                                          519,926
                                                                   -------------
       Operating income                                                1,532,484
GAIN ON FOREIGN CURRENCY TRANSACTIONS, net                                64,385
                                                                   -------------
       Income before income taxes and equity
       income in affiliated company                                    1,596,869
PROVISION FOR INCOME TAXES                                               191,548
                                                                   -------------
       Income before equity income in affiliated company               1,405,321
EQUITY INCOME IN AFFILIATED COMPANY                                       15,965
                                                                   -------------
       Net income                                                  $   1,421,286
                                                                   =============



            The accompanying notes to the financial statements are an
                        integral part of this statement.

                       JACK NICKLAUS APPAREL INTERNATIONAL

                          STATEMENT OF PARTNERS' EQUITY


                                                                     TOTAL
                                                                  -----------

BALANCE, November 30, 1997                                        $   579,002
                                                                  -----------
Net income                                                          1,421,286
Distributions to partners                                          (1,286,000)
                                                                  -----------
BALANCE, November 30, 1998                                        $   714,288
                                                                  ===========



            The accompanying notes to the financial statements are an
                        integral part of this statement.

                       JACK NICKLAUS APPAREL INTERNATIONAL

                             STATEMENT OF CASH FLOWS


                                                          FISCAL YEAR
                                                             ENDED
                                                          NOVEMBER 30,
                                                             1998
                                                        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $   1,421,286
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Write-off of other assets                                59,650
      Amortization                                             24,603
      Provision for uncollectible accounts                     42,657
      Equity income in affiliated companys                    (15,965)
      Changes in assets and liabilities:
         Accounts receivable                                  155,119
         Accounts payable                                    (274,089)
         Accrued commissions                                    3,455
         Accrued income taxes                                  (71,368)
         Accrued liabilities                                    8,900
                                                        -------------
           Net cash provided by operating activities        1,354,248
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                               (1,286,000)
                                                        -------------
           Net increase in cash                                68,248
CASH, beginning of year                                        76,979
                                                        -------------
CASH, end of year                                       $     145,227
                                                        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                            $          --
                                                        =============
      Cash paid for income taxes                        $     262,916
                                                        =============

            The accompanying notes to the financial statements are an
                        integral part of this statement.

                       JACK NICKLAUS APPAREL INTERNATIONAL

                          NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Jack Nicklaus Apparel International ("JNAI") is a joint venture between Golden Bear Apparel International, Inc. and another company. The joint venture was formed on March 29, 1983 for the purpose of securing licensees and entering into license agreements for the use of the name and likeness of Jack Nicklaus, including the facsimile signature of JACK NICKLAUS and the GOLDEN BEAR trademarks in connection with the manufacture, advertisement, promotion and sale of wearing apparel and other products throughout the world, except the United States, Mexico and Puerto Rico. JNAI licenses the JACK NICKLAUS and GOLDEN BEAR trademarks under a sublicense agreement with Golden Bear Golf, Inc., which owns all of the issued and outstanding capital stock of Golden Bear Apparel International, Inc.

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

Although JNAI conducts its operations in the United States, substantially all of its revenues are received from licensees located in the Asia Pacific region, primarily Japan and Korea. All of the revenues of JNAI's licensees are generated in foreign currencies. The licensees pay their license fees to JNAI denominated in their respective functional currencies which are then converted to U.S. dollars based on the exchange rate on the date of payment. Although foreign currency fluctuations have not been significant historically, fluctuations in the values of these currencies relative to the U.S. dollar could have a material adverse effect on JNAI's future profitability. To the extent that the Asia Pacific markets are volatile and unfavorably impact JNAI's customers, such events could have an adverse effect on JNAI's operations in future periods.

CASH

Cash is comprised of funds on deposit in non-interest bearing checking accounts with two banks.

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

ACCRUED COMMISSIONS

Accrued commissions are payable to an officer of JNAI in lieu of fixed compensation for certain marketing and other promotional services performed on behalf of JNAI. Such commission are based on 33.3% of operating profits as defined.

WRITE-OFF OF OTHER ASSETS

JNAI had previously incurred certain promotional costs totaling $110,713 in connection with a specific licensing agreement which had been deferred and were being amortized over the 36 month term of the related arrangement. Such costs, net of accumulated amortization of $51,063, were written-off as of July 31, 1998 upon the termination of JNAI's agreement with the licensee, resulting in the recognition of a $59,650 loss.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the allowance for doubtful accounts receivable. Actual results could differ from those estimates.

FOREIGN EXCHANGE INSTRUMENTS

JNAI is exposed to the impact of foreign currency fluctuations. Such exposure to market risk is inherent in certain of JNAI's financial instruments which arise from transactions entered into in the normal course of business. JNAI has significant operations in Asia and as a result, its financial performance could be affected by significant fluctuations in foreign exchange rates. To mitigate potential adverse trends, JNAI has historically entered into various hedging contracts to protect the value of its anticipated receipt of a portion of the royalty payments denominated in Japanese Yen. It is JNAI's policy to enter into such foreign currency hedging transactions only to the extent considered necessary to protect the values of such royalties, and JNAI does not enter into foreign currency transactions for speculative purposes. At November 30, 1998, JNAI's notional outstanding amount for currency forward contracts was approximately $256,600 maturing in February 1999. In December 1998, JNAI entered into currency forward contracts with notional amounts of $329,058 and $261,478 maturing in July 1999 and August 1999, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, accounts payable and accrued liabilities are stated at cost which approximates fair value.

ACCOUNTING PRONOUNCEMENTS

Required for 1998 financial statements, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (i) classify items of other comprehensive income by their nature in financial statements and (ii) display the accumulated balance of other comprehensive income separately from retained deficit and additional paid-in capital in the equity section of the balance sheets. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. During the fiscal year ended November 30, 1998, JNAI did not have any changes in its equity resulting from such non-owner sources, and accordingly, comprehensive income as set forth by SFAS No. 130 was equal to the net income presented in the accompanying Statement of Operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in fair value depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. JNAI does not believe that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operations.

2.  INVESTMENT IN AFFILIATED COMPANY

JNAI has a 30% equity interest in certain operations of JNJ, Inc. ("JNJ"), which receives specific royalties from other licensees of JNAI in exchange for providing certain marketing and advertising services. JNAI's net equity earnings in the operations of JNJ for the fiscal year ended November 30, 1998 were not material to the results of its operations.

3.  RELATED PARTY TRANSACTIONS

Certain administrative functions are performed for JNAI by its partners for which no amounts are charged to JNAI. Additionally, certain administrative expenses of JNAI are paid directly by the partners. Management does not believe the costs related to the administrative functions or administrative expenses are material to the financial position or results of operations of JNAI.

4.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the nature of JNAI's operations may result in claims for damages. In the opinion of management, there are no pending legal proceedings that would have a material effect on JNAI's financial position or results of operations.

                                  EXHIBIT INDEX

    EXHIBIT
     NUMBER                    DESCRIPTION OF EXHIBITS
     ------                    -----------------------

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

     10.3 Consulting Agreement, dated October 12, 1998, between Golden Bear Golf, Inc. and Richard P. Bellinger.

     10.4 Consulting Agreement, dated December 15, 1998, between Golden Bear Golf, Inc. and Thomas P. Hislop.

     10.5 Loan Agreement, dated July 13, 1998, between Golden Bear Golf, Inc. and Jack W. Nicklaus.

     10.6 Promissory Note in the amount of $2.4 million, dated July 13, 1998, issued by Golden Bear Golf, Inc. to Jack W. Nicklaus c/o Golden Bear International, Inc.

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

    EXHIBIT
     NUMBER                    DESCRIPTION OF EXHIBITS
     ------                    -----------------------

     10.11 Stock Purchase Agreement between Family Golf Centers, Inc. and Golden Bear Golf, Inc., dated as of June 16, 1998 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated July 20, 1998).

     10.12 Licensing Agreement between Family Golf Centers, Inc. and Golden Bear Golf, Inc., dated as of July 20, 1998 (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K, dated July 20, 1998).

     10.13 Referral, Participation and Noncompete Agreement, dated December 18, 1998, by and among Jack Nicklaus, Golden Bear International, Inc., Golden Bear Golf, Inc., The Weitz Company, Inc. and Weitz Golf International, LLC.

     10.14 Office Staff and Equipment Service Agreement, dated June 7, 1996, between Golden Bear International, Inc. and Golden Bear Golf, Inc. (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

     10.15 Personal Services Management Agreement, dated June 7, 1996, between Golden Bear Golf, Inc., Golden Bear International, Inc. and Jack W. Nicklaus (incorporated by reference to Exhibit
                 10.12 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

     10.16 Shareholders' Agreement, dated July 15, 1996, among Nicklaus Family Members and Golden Bear Golf, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

     10.17 Shareholders' Agreement, dated July 15, 1996, among certain executives of Golden Bear Golf, Inc., Jack W. Nicklaus and Golden Bear Golf, Inc. (incorporated by reference to Exhibit
                 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

     21          Subsidiaries of the Registrant.

     23          Consent of Arthur Andersen LLP.

     27          Financial Data Schedule (for SEC use only).

                                 EXHIBIT INDEX


EXHIBIT                              DESCRIPTION
-------                              -----------

     10.3 Consulting Agreement, dated October 12, 1998, between Golden Bear Golf, Inc. and Richard P. Bellinger.

     10.4 Consulting Agreement, dated December 15, 1998, between Golden Bear Golf, Inc. and Thomas P. Hislop.

     10.5 Loan Agreement, dated July 13, 1998, between Golden Bear Golf, Inc. and Jack W. Nicklaus.

     10.6 Promissory Note in the amount of $2.4 million, dated July 13, 1998, issued by Golden Bear Golf, Inc. to Jack W. Nicklaus c/o Golden Bear International, Inc.

     10.13 Referral, Participation and Noncompete Agreement, dated December 18, 1998, by and among Jack Nicklaus, Golden Bear International, Inc., Golden Bear Golf, Inc., The Weitz Company, Inc. and Weitz Golf International, LLC.

     21          Subsidiaries of the Registrant.

     23          Consent of Arthur Andersen LLP.

     27          Financial Data Schedule (for SEC use only).