Form 10-Q
period 1999-03-31
GOLDEN BEAR GOLF INC
filed 1999-06-08
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]  -  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the quarterly period ended March 31, 1999

                                       or

[ ]  -  Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

Commission File Number:    0-21089

                             GOLDEN BEAR GOLF, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             FLORIDA                                               65-0680880
--------------------------------------------        ----------------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer Identification Number)
 incorporation or organization)

 11780 U.S. HIGHWAY ONE, NORTH PALM BEACH, FLORIDA                                 33408
--------------------------------------------------------------------------------------------------
     (Address of principal executive offices)                                    (Zip Code)

                                 (561) 626-3900
--------------------------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------------------------
                 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X      No ___

The Registrant had outstanding 2,744,962 shares of Class A Common Stock (par value $.01 per share) and 2,760,000 shares of Class B Common Stock (par value $.01 per share) as of May 14, 1999.

                             GOLDEN BEAR GOLF, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                           PAGE

PART I    -   FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets as of
                 March 31, 1999 (Unaudited) and December 31, 1998........................................  3

              Consolidated Condensed Statements of Operations (Unaudited)
                for the Three Months Ended March 31, 1999 and 1998.......................................  4

              Consolidated Condensed Statements of Cash Flows (Unaudited)
                 for the Three Months Ended March 31, 1999 and 1998......................................  5

              Notes to Consolidated Condensed Financial Statements (Unaudited)...........................  6

Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations........................................... 13

Item 3.       Quantitative and Qualitative Disclosures About Market Risk................................. 17

PART II   -   OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K........................................................... 18

Signature................................................................................................ 19

PART I  -  FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                             GOLDEN BEAR GOLF, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       1999                 1998

                                                                                  ----------------     ----------------
                                                                                    (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                        $   1,430,218        $   1,168,118
   Accounts receivable, net                                                             2,278,804            1,626,783
   Due from International                                                                  73,639               41,812
   Prepaid expenses and other current assets                                              288,060              226,806
                                                                                  ----------------     ----------------
           Total current assets                                                         4,070,721            3,063,519

PROPERTY AND EQUIPMENT, net                                                               627,149              706,361

OTHER ASSETS                                                                              375,960              438,983

NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                       1,441,555            1,675,550
                                                                                  ----------------     ----------------
           Total assets                                                             $   6,515,385        $   5,884,413
                                                                                  ================     ================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                                 $   1,732,937        $   2,083,702
   Accrued liabilities                                                                  1,955,383            1,145,550
   Deferred revenue                                                                     2,002,356            1,275,042
   Current portion of capital leases                                                      113,661              111,140
   Net current liabilities of discontinued operations                                  15,583,224           15,552,968
                                                                                  ----------------     ----------------
           Total current liabilities                                                   21,387,561           20,168,402
                                                                                  ----------------     ----------------
NOTE PAYABLE AND CAPITAL LEASES, net of current portion                                 2,576,970            2,606,441
                                                                                  ----------------     ----------------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' DEFICIT:
   Preferred stock, $.01 par value, 20,000,000 shares authorized,
     no shares issued and outstanding                                                          --                   --
   Common stock-
     Class A, $.01 par value, 70,000,000 shares authorized,
       2,744,962 shares issued and outstanding                                             27,450               27,450
     Class B, $.01 par value, 10,000,000 shares authorized,
       2,760,000 shares issued and outstanding                                             27,600               27,600
   Additional paid-in capital                                                          40,856,943           40,856,943
   Accumulated deficit                                                                (58,361,139)         (57,802,423)
                                                                                  ----------------     ----------------
           Total shareholders' deficit                                                (17,449,146)         (16,890,430)
                                                                                  ----------------     ----------------
           Total liabilities and shareholders' deficit                              $   6,515,385        $   5,884,413
                                                                                  ================     ================

      The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                             GOLDEN BEAR GOLF, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                     ----------------------------------
                                                                                          1999               1998
                                                                                     ---------------    ---------------
REVENUES:
   Golf instruction revenues                                                          $   1,452,938      $   1,697,667
   Licensing and other revenues                                                           1,123,516          1,080,879
   Income from operations of JNAI                                                           177,177            108,914
   Related party management fees                                                             89,700             93,625
                                                                                     ---------------    ---------------

       Total revenues                                                                     2,843,331          2,981,085
                                                                                     ---------------    ---------------

OPERATING COSTS AND EXPENSES:
   Operating expenses                                                                     1,851,874          2,206,050
   Corporate administration                                                               1,430,070            772,069
   Depreciation and amortization                                                             80,476            114,888
                                                                                     ---------------    ---------------
       Total operating costs and expenses                                                 3,362,420          3,093,007
                                                                                     ---------------    ---------------
       Operating loss                                                                      (519,089)          (111,922)
                                                                                     ---------------    ---------------
OTHER INCOME (EXPENSE):
   Interest income                                                                            9,541                539
   Interest expense                                                                          (6,853)           (75,942)
   Other                                                                                      8,094           (108,674)
                                                                                     ---------------    ---------------
       Total other income (expense)                                                          10,782           (184,077)
                                                                                     ---------------    ---------------
       Loss from continuing operations before income taxes                                 (508,307)          (295,999)

PROVISION FOR INCOME TAXES                                                                   50,409              5,557
                                                                                     ---------------    ---------------
       Loss from continuing operations                                                     (558,716)          (301,556)

   Loss from discontinued operations                                                            ---         (6,957,403)
                                                                                     ---------------    ---------------
       Net loss                                                                      $     (558,716)    $   (7,258,959)
                                                                                     ===============    ===============
EARNINGS PER SHARE - BASIC AND DILUTED:
   Loss from continuing operations                                                       $   (0.10)         $   (0.06)
   Loss from discontinued operations                                                            ---             (1.26)
                                                                                     ---------------    ---------------
       Net loss per share                                                                $   (0.10)         $   (1.32)
                                                                                     ===============    ===============
Weighted average common shares outstanding - basic and diluted                            5,504,962          5,504,962
                                                                                     ===============    ===============

      The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                     ----------------------------------
                                                                                          1999               1998
                                                                                     ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                          $     (558,716)    $   (7,258,959)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                          80,476            114,888
      Provision for uncollectible accounts                                                   48,900                ---
      Loss from discontinued operations                                                         ---          6,957,403
      Changes in assets and liabilities:
         Accounts receivable                                                               (700,921)          (543,654)
         Due from International                                                             (31,827)           214,237
         Prepaid expenses and other current assets                                          (61,254)           (25,971)
         Other assets                                                                        63,023             96,090
         Accounts payable                                                                  (350,765)            44,294
         Accrued liabilities                                                                809,833            526,676
         Deferred revenue                                                                   727,314          1,001,326
                                                                                     ---------------    ---------------
           Net cash provided by operating activities                                         26,063          1,126,330
                                                                                     ---------------    ---------------
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS:                                     264,251         (4,054,449)
                                                                                     ---------------    ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures, net                                                                 (1,264)           (68,180)
                                                                                     ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term credit facility                                                     ---          5,000,000
   Payments on revolving credit facility, net                                                   ---         (1,713,000)
   Payments on capital lease obligations                                                    (26,950)           (24,260)
                                                                                     ---------------    ---------------
           Net cash (used in) provided by financing activities                              (26,950)         3,262,740
                                                                                     ---------------    ---------------
           Net increase in cash and cash equivalents                                        262,100            266,441

CASH AND CASH EQUIVALENTS, beginning of period                                            1,168,118            675,303
                                                                                     ---------------    ---------------
CASH AND CASH EQUIVALENTS, end of period                                              $   1,430,218      $     941,744
                                                                                     ===============    ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   ACTIVITIES:
   Discontinued operations:
     Acquisition of computer equipment accounted for as a capital lease
       obligation                                                                     $        ---       $     240,300
     Capital lease obligations issued in connection with the acquisition of
       construction equipment                                                         $        ---       $   1,089,925

      The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited Consolidated Financial Statements and Notes thereto included in Golden Bear Golf, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.

The results of operations and cash flows for the three months ended March 31, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 1999.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period. During fiscal 1998, the Company sold its wholly-owned subsidiary, Golden Bear Golf Centers, Inc. ("Golf Centers") and formally approved the discontinuance of the construction operations conducted by its wholly-owned subsidiary, Paragon Construction International, Inc. ("Paragon"). Accordingly, the operations and financial activity associated with such businesses have been classified as discontinued operations.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Accordingly, deferred income taxes have been provided for to show the effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company files a consolidated Federal income tax return which includes the operations of the Company and its subsidiaries. A valuation allowance was established to offset the Company's net deferred tax assets as of March 31, 1999 and December 31, 1998 because management currently believes that the future realization of such deferred tax assets is not more likely than not.

LOSS PER SHARE

Loss per share in the accompanying Consolidated Condensed Statements of Operations is computed by dividing the net loss by the weighted average common shares outstanding for the respective periods. Diluted earnings per share as computed under SFAS No. 128 includes the effects of common stock equivalents, including the dilutive effect of all outstanding stock options using the treasury stock method. Diluted earnings per share is the same as basic earnings per share in the accompanying Consolidated Condensed Statements of Operations. Options to purchase 222,675 and 670,150 shares of common stock were not included in computing earnings per share for the three months ended March 31, 1999 and 1998, respectively, because their effects were anti-dilutive for the respective periods.

COMPREHENSIVE INCOME

Required for 1998 financial statements, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an enterprise (i) classify items of other comprehensive income by their nature in financial statements and (ii) display the accumulated balance of other comprehensive income separately from retained deficit and additional paid-in capital in the equity section of the balance sheets. Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. During the three months ended March 31, 1999 and 1998, the Company did not have any changes in its equity resulting from such non-owner sources, and accordingly, comprehensive income as set forth by SFAS No. 130 was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Condensed Statements of Operations.

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

2.  NOTE PAYABLE AND CAPITAL LEASES

Note payable and capital leases consist of the following:


                                                                             MARCH 31,           DECEMBER 31,
                                                                                1999                 1998
                                                                          -------------        ---------------
      Capital lease obligations secured by furniture and equipment, with principal and interest at 9% payable monthly, maturing
         through June, 2002(1)                                             $      290,631        $     317,581

      Note payable to shareholder, with interest at The Wall Street
         Journal Prime Rate payable monthly, entire principal due
         in July, 2003(2)                                                      2,400,000             2,400,000
                                                                          -----------------     ----------------
                                                                               2,690,631             2,717,581
      Less current portion                                                      (113,661)             (111,140)
                                                                          -----------------     ----------------
                                                                           $   2,576,970         $   2,606,441
                                                                          =================     ================

(1) The Company acquired certain office furniture and phone systems equipment by entering into financing arrangements that were accounted for as capital leases. These capital lease obligations have initial terms of five years and require monthly payments representing principal and interest.

(2) In July 1998, the Company issued an unsecured promissory note for $2.4 million payable to Jack Nicklaus, the principal stockholder of the Company and Chairman of the Company's Board of Directors. The proceeds of the note were used in connection with the settlement of certain claims associated with a golf course development project.

3.  COMMITMENTS AND CONTINGENCIES

CLAIMS AND ASSESSMENTS

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and related amounts due, together with additional damages, totaling approximately $350,000. Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. Although the customer now claims its damages are in excess of $3.0 million, the initial claim submitted by the customer in arbitration was for $750,000. The ultimate outcome of this matter is not determinable at this time. Accordingly, no provision for loss regarding this matter had been established at March 31, 1999. The ultimate disposition of this matter is not expected to have a material effect on the Company's financial position or results of operations.

In connection with the discontinuance of the construction business conducted by Paragon and the winding down of such operations, the Company has been named in numerous legal actions involving claims for damages and other amounts due to certain project owners, construction vendors and subcontractors. While the Company has entered into settlement negotiations with several claimants, the ultimate outcome of such negotiations is not determinable at this time. Certain of these claims, if determined adversely to the Company in the aggregate, could have a material adverse effect on the Company's financial position and results of operations. The Company has recorded loss reserves which management believes are sufficient to cover the estimated losses on the wind-down of its construction projects.

Based on a comprehensive review conducted by the Company during 1998 of Paragon's construction projects, it was necessary for the Company to restate certain financial statements it had previously filed with the Securities and Exchange Commission. As a result of the restatement of the Company's financial statements, numerous class action lawsuits have been filed against the Company and certain current and former officers and directors of the Company, asserting various claims under the federal securities laws. The plaintiffs are seeking an unspecified amount of damages, interest, costs and attorneys' fees.

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

The Securities and Exchange Commission has also advised the Company that it is conducting a private investigation to determine whether the Company or certain of its current or former officers, directors and employees engaged in conduct in violation of certain provisions of the Exchange Act and the rules and regulations thereunder. The Company believes that such investigation is focused principally on the recognition of additional costs and losses associated with the review of Paragon construction projects and the Company's public statements and accounting systems with respect thereto. The Company is cooperating in such investigation.

The Company is also a party to various other legal proceedings which have arisen in the ordinary course of its business. While the ultimate outcome of these matters cannot be predicated with certainty, the Company does not believe that any losses resulting from such other legal proceedings will have a material adverse effect on the Company's financial position or results of operations.

CONSTRUCTION CONTRACT WARRANTIES

Paragon's construction contracts generally provided for warranties that obligated Paragon to remedy certain construction defects that may arise in the ordinary course of providing such construction services. Such warranties, which are customary in the construction industry, are usually effective for a period of one year from the completion date of the respective projects. The Company's management does not expect the costs associated with corrective action incurred pursuant to these warranties, if any, to have a material impact on its results of operations.

4. SHAREHOLDERS' DEFICIT AND LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Primarily as a result of losses and costs previously incurred by the Company's Paragon subsidiary, the Company has incurred operating losses which have resulted in a shareholders' deficit of approximately $17.4 million and a working capital deficiency of approximately $17.3 million at March 31, 1999.

Management's plans in regard to these matters included discontinuing the Company's construction operations and reducing on-going expenses. In this regard, the Company has formally approved the discontinuance of the construction activities formerly conducted by its Paragon subsidiary and is in the final phase of winding down such operations. The Company is negotiating with certain project owners, as well as construction vendors and subcontractors to expedite the completion of the remaining projects and to minimize the costs associated with such completion.

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

The following is a condensed summary of the operating results of JNAI:

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                           ----------------------------------
                                                               1999                1998
                                                           --------------     ---------------
    Licensing revenues                                         $ 518,649           $ 379,845
    Operating expenses and other                                  67,224             114,955
    Provision for income taxes                                    97,071              47,062
                                                           ==============     ===============
    Net income                                                  $354,354            $217,828
                                                           ==============     ===============

6.  RELATED PARTY TRANSACTIONS

Effective December 18, 1998, the Company, Jack Nicklaus and Golden Bear International, Inc. ("International"), a privately owned company controlled by Jack Nicklaus, entered into an agreement with Weitz Golf International LLC ("Weitz Golf"), pursuant to which the Company, Jack Nicklaus and International will provide certain technical and marketing assistance in connection with the construction services offered by Weitz Golf, which include general contracting, design-build and construction management. Under the agreement, the Company agreed to no longer offer construction services independently during the term of the agreement which expires on December 31, 2007. The Company is entitled to receive 40% of the net profits, as defined, received by Weitz Golf pursuant to the contracts it enters into during the term of the agreement. There were no net profits from the operations of Weitz Golf during the three months ended March 31, 1999.

Subsequent to March 31, 1999, the Company's Board of Directors approved the terms of a settlement with a former customer of Paragon, which included certain potential obligations on the part of International. In addition, the Company issued promissory notes pursuant to a settlement with certain construction vendors and subcontractors associated with a former Paragon golf course development project which were personally guaranteed by Jack Nicklaus. See Note 9.

Pursuant to the terms of a personal services management agreement, International and Jack Nicklaus have retained the Company as the exclusive manager and representative to market the personal endorsement services of Jack Nicklaus, under which the Company is generally entitled to approximately 20% to 30% of the personal endorsement fees received by Mr. Nicklaus. During the three months ended March 31, 1999 and 1998, the Company earned management fees attributable to providing such services of $89,700 and $93,625, respectively. At March 31, 1999, the Company had a net amount due from International of $73,639, which was comprised primarily of the management fees attributable to such personal endorsement services performed by Mr. Nicklaus.

The Company has an office staff sharing agreement with International which provides for the sharing of the services of certain specifically identified office staff and personnel that can effectively serve the needs of both organizations. During the three months ended March 31, 1999 and 1998, payroll and related costs associated with such shared employees totaling $9,000 and $27,750, respectively, were allocated to International.

During the three months ended March 31, 1999 and 1998, the Company paid Executive Sports International, a privately held company owned in part by a member of the Nicklaus family, $120 and $53,197, respectively, for certain printing and graphics services.

In the ordinary course of business, the Company purchases golf equipment manufactured by Nicklaus Golf Equipment Company, L.C., a privately owned company in which Jack Nicklaus has a 50% equity interest. Such equipment is currently purchased primarily for promotional programs associated with the Company's NICKLAUS FLICK GOLF Schools. Prior to the sale of the Company's Golf Centers subsidiary, such equipment was also purchased for resale in the pro shops of the Company's golf centers. During the three months ended March 31, 1999 and 1998, the Company purchased such golf equipment at a cost of $10,490 and $7,658, respectively.

7.  DISCONTINUED OPERATIONS

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

All of the financial activities associated with the Golf Centers operations that were sold have been classified as discontinued operations in the accompanying Consolidated Condensed Financial Statements. Losses totaling $1,649,479 attributable to such operations for the three months ended March 31, 1998 are included in the accompanying Consolidated Condensed Statements of Operations as a component of the line item captioned, "Loss from discontinued operations."

PARAGON CONSTRUCTION INTERNATIONAL, INC.

On October 26, 1998, the Company formally approved the discontinuance of the golf course construction operations conducted by its Paragon subsidiary. Substantially all such projects have been completed and the Company is no longer actively involved in pursuing construction projects independent of its agreement with Weitz Golf. Paragon had been involved in providing comprehensive golf course and other resort-related construction services, including project management, shaping, renovation and golf course construction.

The financial activities associated with Paragon have been classified as discontinued operations in the accompanying Consolidated Condensed Financial Statements. Losses attributable to the operations of Paragon totaling $5,307,924 for the three months ended March 31, 1998 are included in the accompanying Consolidated Condensed Statements of Operations as a component of the line item captioned, "Loss from discontinued operations." The Company did not incur any additional costs attributable to such discontinued operations during the three months ended March 31, 1999.

The components of the net liabilities associated with Paragon's discontinued operations included in the accompanying Consolidated Balance Sheets consist of the following:

                                                           MARCH 31,          DECEMBER 31,
                                                              1999               1998
                                                         ---------------    ---------------
      Current assets                                       $    310,438       $  1,932,478
      Property and equipment, net                             1,441,555          1,675,550
                                                         ---------------    ---------------
            Total assets                                      1,751,993          3,608,028

      Current liabilities                                    15,893,662         17,485,446
                                                         ---------------    ---------------
            Net liabilities of discontinued operations     $ 14,141,669       $ 13,877,418
                                                         ===============    ===============

8.  SEGMENT REPORTING

With the sale of the Company's Golf Centers subsidiary and the discontinuance of the construction operations conducted by its Paragon subsidiary, the Company effectively consolidated all of its remaining operations into one operating segment. Accordingly, all of the Company's revenue generating activities are now conducted by one operating segment encompassing the licensing and franchising of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS FLICK GOLF SCHOOLS and the generation of marketing fees related to Jack Nicklaus' personal endorsements. As the Company operates and tracks its results in one operating segment, certain segment disclosure requirements are not applicable.

9.  SUBSEQUENT EVENTS

At a special meeting of the Board of Directors of the Company held on April 15, 1999, the Company's Board of Directors approved the terms of a settlement with a former customer of Paragon. Paragon had been engaged by this customer (the "Developer") to construct a golf course located in San Jose, California ("California Project") and one located in Orlando, Florida ("Florida Project"). Nicklaus Design, a division of International, designed both of the golf course projects. In addition, the Florida Project is owned by a partnership controlled by the Developer in which International has a 25% limited partner interest.

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

In addition to the foregoing, the Company also issued promissory notes dated April 23, 1999 in the aggregate principal amount of $568,673 to several construction vendors and subcontractors associated with a former Paragon golf course development project. The notes, which were issued pursuant to a settlement agreement, have five-year terms and require equal quarterly payments of principal and interest at an annual rate of 8%. The notes are personally guaranteed by Jack Nicklaus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Consolidated Condensed Financial Statements and the related Notes to Consolidated Condensed Financial Statements included in Item 1 of the Quarterly Report on Form 10-Q.

OVERVIEW

The Company sold the stock of its wholly-owned Golf Centers subsidiary on July 20, 1998 and formally approved the discontinuance of the construction operations conducted by its Paragon subsidiary on October 26, 1998. Accordingly, the operations and financial activity associated with such businesses have been reclassified as discontinued operations. With the disposition of such operations, the Company is now fully focused on its core business, which includes the licensing and franchising of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS FLICK GOLF SCHOOLS and managing the personal endorsement services provided by Jack Nicklaus.

With regard to the discontinued construction operations, substantially all of the Company's golf course construction projects have been completed and the Company is in the final phase of winding down such operations. The Company is no longer actively involved in pursuing construction projects independent of an agreement it entered into with Weitz Golf on December 18, 1998. Weitz Golf is a newly formed construction company focused on building golf courses and clubhouses nationally and internationally. Pursuant to the terms of the agreement, the Company, Jack Nicklaus and International will provide certain technical and marketing assistance in connection with the construction services offered by Weitz Golf, which include general contracting, design-build and construction management. The principal markets targeted for these services are developers and designers in the golf industry. Under the agreement, the Company agreed to no longer offer construction services independently during the term of the agreement which expires on December 31, 2007. The Company is entitled to receive 40% of the net profits, as defined, received by Weitz Golf pursuant to the contracts it enters into during the term of the agreement. There were no net profits from the operations of Weitz Golf during the three months ended March 31, 1999.

Based on a comprehensive review conducted by the Company during 1998 of its Paragon subsidiary's construction projects, it was necessary for the Company to recognize additional costs and losses incurred on certain construction projects, resulting in the restatement of certain financial statements the Company had previously filed with the Securities and Exchange Commission ("SEC"). As a result of the restatement of the Company's financial statements, numerous purported class action lawsuits have been filed against the Company and certain current and former officers and directors of the Company, asserting various claims under the federal securities laws. While it is not feasible to predict or determine the outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's financial position and results of operations. See Note 3 to the Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Additionally, the SEC has advised the Company that it is conducting a private investigation to determine whether the Company or certain of its current or former officers, directors and employees engaged in conduct in violation of certain provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. The Company believes that such investigation is focused principally on the recognition of additional costs and losses associated with the review of Paragon construction projects and the Company's public statements and accounting systems with respect thereto. The Company is cooperating in such investigation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

Total revenues were $2.8 million during the three months ended March 31, 1999, compared to $3.0 million for the comparable period of 1998. The $0.2 million decrease in total revenues during the current quarterly period was attributable to a reduction in golf instruction revenues, offset in part, by increased revenues attributable to the income from the operations of JNAI, along with increased licensing and other revenues. Golf instruction revenues decreased during the three months ended March 31, 1999 due primarily to a reduction in the Company's executive golf program. Income from the operations of the Company's JNAI joint venture increased during the current quarterly period due primarily to an increase in the retail sales of licensed products on the part of JNAI's customers in the Far East.

The Company incurred net operating losses of $0.5 million and $0.1 million during the three months ended March 31, 1999 and 1998, respectively. The operating loss incurred for the current quarterly period was attributable to certain legal costs incurred in connection with the SEC investigation and certain litigation involving shareholders. Operating expenses were $1.9 million and $2.2 million for the three months ended March 31, 1999 and 1998, respectively.

Corporate administration expenses, which are comprised primarily of personnel-related costs, were $1.4 million and $0.8 million for the three months ended March 31, 1999 and 1998, respectively. The increase in such expenses for the current quarterly period was attributable to increased costs incurred for legal fees in connection with the SEC investigation and certain shareholder claims that have been asserted against the Company. Charges for depreciation and amortization expense were approximately $0.1 million for the three months ended March 31, 1999 and 1998.

The interest expense incurred during the three months ended March 31, 1999 was not material to the Company's results of operations. Interest expense of $0.1 million incurred during the three months ended March 31, 1998 was primarily attributable to outstanding borrowings under the Company's $10 million revolving credit facility and a $5 million short-term credit facility, both of which were subsequently repaid and terminated during fiscal 1998.

Other income for the three months ended March 31, 1999 was not material to the Company's results of operations. Other expense of $0.1 million for the three months ended March 31, 1998 was comprised primarily of the losses associated with a joint venture arrangement in which the Company had invested capital and participated in the operating results of such venture. Effective December 31, 1998, the Company terminated its participation in the joint venture at which time it was dissolved.

Although the Company has sufficient net operating loss carryforwards and other tax benefits to absorb substantially all of the Company's Federal income tax liabilities, certain of its operations are subject to state and foreign income taxes. The provision for income taxes of $0.1 million for the three months ended March 31, 1999 is comprised of amounts incurred with respect to state and foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999 and December 31, 1998, the Company had a working capital deficit of $17.3 million and $17.1 million, respectively, including cash and cash equivalents of $1.4 million and $1.2 million, respectively.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Primarily as a result of losses and costs previously incurred by the Company's Paragon subsidiary, the Company has incurred operating losses which have resulted in a shareholders' deficit of approximately $17.4 million and a working capital deficiency of approximately $17.3 million at March 31, 1999.

Management's plans in regard to these matters included discontinuing the Company's construction operations and reducing on-going expenses. In this regard, the Company has formally approved the discontinuance of the construction activities formerly conducted by its Paragon subsidiary and is in the final phase of winding down such operations. The Company is negotiating with certain project owners, as well as construction vendors and subcontractors to expedite the completion of the remaining projects and to minimize the costs associated with such completion.

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

The Company's JNAI joint venture historically has entered into futures contracts to hedge its anticipated receipt of a portion of the royalty payments denominated in Japanese yen. Apart from these futures contracts on the part of JNAI which were not material to the Company's results of operations, the Company does not currently engage in hedging activities with respect to currency fluctuations, but may do so in the future.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has assets and operations, including Asia and Japan; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the licensing and franchising of golf centers, including the renewals of such licensing and franchising agreements; those risks associated with the ability of Paragon to successfully negotiate with certain project owners, as well as construction vendors and subcontractors, regarding the completion of existing projects and the minimization of costs associated with such completion, risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, and risks relating to litigation and associated costs arising out of Paragon's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks related to changes in business strategy or development plans; risks related to the outcomes of the pending lawsuits against the Company and the associated costs; risks associated with future profitability; and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         27 Financial Data Schedule (for SEC use only).

   (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the three-month period ended March 31, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GOLDEN BEAR GOLF, INC.

                                          By: /S/ STEPHEN S. WINSLETT
                                             -------------------------
                                             Stephen S. Winslett
                                             Senior Vice President,
                                             Chief Financial Officer
                                             and Chief Operating Officer

                                          Date:  June 8, 1999

                                 EXHIBIT INDEX

ITEM NO.             DESCRIPTION

  27           Financial data schedule