Form 10-Q
period 1999-06-30
GOLDEN BEAR GOLF INC
filed 1999-08-16
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] - Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended June 30, 1999

                                     or

[ ] - Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

Commission File Number:    0-21089

                             GOLDEN BEAR GOLF, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        FLORIDA                                          65-0680880
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

            11780 U.S. HIGHWAY ONE, NORTH PALM BEACH, FLORIDA           33408
            -------------------------------------------------      -------------
                    (Address of principal executive offices)         (Zip Code)

                                 (561) 626-3900
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The Registrant had outstanding 2,744,962 shares of Class A Common Stock (par value $.01 per share) and 2,760,000 shares of Class B Common Stock (par value $.01 per share) as of August 6, 1999.

                           GOLDEN BEAR GOLF, INC.

                   INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                                                       PAGE
PART I    -   FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets as of
           June 30, 1999 (Unaudited) and December 31, 1998 ......      3

        Consolidated Condensed Statements of Operations
           (Unaudited) for the Three Months and Six Months
           Ended June 30, 1999 and 1998 .........................      4

        Consolidated Condensed Statements of Cash Flows
           (Unaudited) for the Six Months Ended June 30, 1999 and
           1998..................................................      5

        Notes to Consolidated Condensed Financial Statements
           (Unaudited) ..........................................      6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ...........     13

Item 3. Quantitative and Qualitative Disclosures About Market
        Risk ....................................................     18

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ........................     19

Signature .......................................................     20

PART I  -  FINANCIAL INFORMATION

Item 1.      Financial Statements

                             GOLDEN BEAR GOLF, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                             June 30,        December 31,
                                                                               1999              1998
                                                                           ------------      ------------
                                                                            (Unaudited)
                            ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                          $  2,280,069      $  1,168,118
        Accounts receivable, net                                                865,236         1,626,783
        Due from International                                                  108,128            41,812
        Prepaid expenses and other current assets                               176,844           226,806
                                                                           ------------      ------------
                        Total current assets                                  3,430,277         3,063,519

PROPERTY AND EQUIPMENT, net                                                     575,388           706,361

OTHER ASSETS                                                                    663,659           438,983

NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                               160,706         1,675,550
                                                                           ------------      ------------
                        Total assets                                       $  4,830,030      $  5,884,413
                                                                           ============      ============
                LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
        Accounts payable                                                   $  2,310,657      $  2,083,702
        Accrued liabilities                                                   1,502,413         1,145,550
        Deferred revenue                                                      1,399,185         1,275,042
        Current portion of capital leases                                       116,236           111,140
        Net current liabilities of discontinued operations                   13,762,888        15,552,968
                                                                           ------------      ------------
                        Total current liabilities                            19,091,379        20,168,402
                                                                           ------------      ------------
NOTE PAYABLE AND CAPITAL LEASES, net of current portion                       2,546,834         2,606,441
                                                                           ------------      ------------
COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' DEFICIT:
        Preferred stock, $.01 par value, 20,000,000 shares authorized,
            no shares issued and outstanding                                       --                --
        Common stock-
            Class A, $.01 par value, 70,000,000 shares authorized,
            2,744,962 shares issued and outstanding                              27,450            27,450
            Class B, $.01 par value, 10,000,000 shares authorized,
            2,760,000 shares issued and outstanding                              27,600            27,600
        Additional paid-in capital                                           40,856,943        40,856,943
        Accumulated deficit                                                 (57,720,176)      (57,802,423)
                                                                           ------------      ------------
                        Total shareholders' deficit                         (16,808,183)      (16,890,430)
                                                                           ------------      ------------
                        Total liabilities and shareholders' deficit        $  4,830,030      $  5,884,413
                                                                           ============      ============

  The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                For the Three Months Ended           For the Six Months Ended
                                                                           June 30,                            June 30,
                                                               ------------------------------      ------------------------------
                                                                    1999             1998             1999              1998
                                                               ------------      ------------      ------------      ------------
REVENUES:
        Golf instruction revenues                              $  2,094,668      $  2,190,660      $  3,547,606      $  3,888,327
        Licensing and other revenues                              1,289,652           990,352         2,413,168         2,071,231
        Income from operations of JNAI                              287,699            82,771           464,876           191,685
        Related party management fees                               157,300            26,958           247,000           120,583
                                                               ------------      ------------      ------------      ------------
              Total revenues                                      3,829,319         3,290,741         6,672,650         6,271,826
                                                               ------------      ------------      ------------      ------------
OPERATING COSTS AND EXPENSES:
        Operating expenses                                        2,525,255         2,136,824         4,377,129         4,342,874
        Corporate administration                                    783,426           529,011         2,213,496         1,301,079
        Depreciation and amortization                                65,932            52,188           146,408           167,076
                                                               ------------      ------------      ------------      ------------
              Total operating costs and expenses                  3,374,613         2,718,023         6,737,033         5,811,029
                                                               ------------      ------------      ------------      ------------
              Operating income (loss)                               454,706           572,718           (64,383)          460,797
                                                               ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE):
        Interest income                                              33,390               390            42,931               929
        Interest expense                                             (6,241)          (86,108)          (13,094)         (162,050)
        Other                                                        (1,563)         (121,837)            6,531          (230,511)
                                                               ------------      ------------      ------------      ------------
              Total other income (expense)                           25,586          (207,555)           36,368          (391,632)
                                                               ------------      ------------      ------------      ------------
              Income (loss) from continuing
              operations before income taxes                        480,292           365,163           (28,015)           69,165

PROVISION FOR INCOME TAXES                                           40,564           172,405            90,973           177,962
                                                               ------------      ------------      ------------      ------------
              Income (loss) from continuing
              operations                                            439,728           192,758          (118,988)         (108,797)

        Income (loss) from discontinued operations                  201,235        (9,768,636)          201,235       (16,726,040)
                                                               ------------      ------------      ------------      ------------
              Net income (loss)                                $    640,963      $ (9,575,878)     $     82,247      $(16,834,837)
                                                               ============      ============      ============      ============
EARNINGS PER SHARE - BASIC
   AND DILUTED:
        Income (loss) from continuing
           operations                                          $       0.08      $       0.04      $      (0.02)     $      (0.02)
        Income (loss) from discontinued operations                     0.04             (1.78)             0.04             (3.04)
                                                               ------------      ------------      ------------      ------------
              Net income (loss) per share                      $       0.12      $      (1.74)     $       0.01      $      (3.06)
                                                               ============      ============      ============      ============
Weighted average common shares
   outstanding - basic and diluted                                5,504,962         5,504,962         5,504,962         5,504,962
                                                               ============      ============      ============      ============

  The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.
          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       For the Six Months Ended June 30,
                                                                                         ------------------------------
                                                                                             1999              1998
                                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                                $     82,247      $(16,834,837)
        Adjustments to reconcile net loss to net cash provided by operating activities:
           Depreciation and amortization                                                      146,408           167,076
           Provision for uncollectible accounts                                                17,834           233,616
           Income (loss) from discontinued operations                                        (201,235)       16,726,040
           Changes in assets and liabilities:
              Accounts receivable                                                             743,713          (206,694)
              Due from International                                                          (66,316)           72,104
              Prepaid expenses and other current assets                                        49,962          (161,939)
              Other assets                                                                   (224,676)          102,794
              Accounts payable                                                                226,955           237,592
              Accrued liabilities                                                             356,863         1,223,871
              Deferred revenue                                                                124,143           304,860
                                                                                         ------------      ------------
                 Net cash provided by operating activities                                  1,255,898         1,864,483
                                                                                         ------------      ------------
NET CASH USED IN DISCONTINUED OPERATIONS:                                                     (74,001)       (7,017,717)
                                                                                         ------------      ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
        Capital expenditures, net                                                             (15,435)         (243,703)
                                                                                         ------------      ------------
CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
        Proceeds from short-term credit facility                                                   --         5,000,000
        Proceeds from revolving credit facility, net                                               --           413,000
        Payments on capital lease obligations                                                 (54,511)          (49,073)
                                                                                         ------------      ------------
                 Net cash (used in) provided by financing activities                          (54,511)        5,363,927
                                                                                         ------------      ------------
                 Net increase (decrease) in cash and cash equivalents                       1,111,951           (33,010)

CASH AND CASH EQUIVALENTS, beginning of period                                              1,168,118           675,303
                                                                                         ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                                 $  2,280,069      $    642,293
                                                                                         ============      ============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   ACTIVITIES:
        Discontinued operations:
          Acquisitions of computer equipment and office furniture accounted
             for as a capital lease obligations                                          $         --      $    645,691
          Notes payable and capital lease obligations issued in connection with
             the acquisition of construction equipment                                   $         --      $  2,006,221

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

The results of operations and cash flows for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 1999.

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

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company files a consolidated Federal income tax return which includes the operations of the Company and its subsidiaries. A valuation allowance was established to offset the Company's net deferred tax assets as of June 30, 1999 and December 31, 1998 because management currently believes that the future realization of such deferred tax assets is not more likely than not.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share in the accompanying Consolidated Condensed Statements of Operations is computed by dividing the net income (loss) by the weighted average common shares outstanding for the respective periods. Diluted earnings per share as computed under SFAS No. 128 includes the effects of common stock equivalents, including the dilutive effect of all outstanding stock options using the treasury stock method. Diluted earnings per share is the same as basic earnings per share in the accompanying Consolidated Condensed Statements of Operations. Options to purchase 222,675 and 565,725 shares of common stock were not included in computing earnings per share for the periods ended June 30, 1999 and 1998, respectively, because their effects were anti-dilutive for the respective periods.

COMPREHENSIVE INCOME

Comprehensive income (loss) is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. During the three and six-month periods ended June 30, 1999 and 1998, the Company did not have any changes in its equity resulting from such non-owner sources, and accordingly, comprehensive income (loss) as set forth by SFAS No. 130 was equal to the net income (loss) amounts presented for the respective periods in the accompanying Consolidated Condensed Statements of Operations.

DERIVATIVE FINANCIAL INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value are required to be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, Statements of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133" was issued delaying the effective date of SFAS 133 for fiscal years beginning after June 15, 2000. Management believes the impact of adopting this statement in 2001 will not have a material effect upon the Company's results of operations or financial position.

2.  NOTE PAYABLE AND CAPITAL LEASES

Note payable and capital leases consist of the following:

                                                                     June 30,        December 31,
                                                                       1999            1998
                                                                   -----------      -----------
Capital lease obligations secured by furniture and equipment, with principal and interest at 9% payable monthly, maturing
   through June, 2002(1)                                           $   263,070      $   317,581

Note payable to shareholder, bears interest at The Wall Street
   Journal Prime Rate payable monthly, entire principal due
   in July, 2003(2)                                                  2,400,000        2,400,000
                                                                   -----------      -----------
                                                                     2,663,070        2,717,581
Less current portion                                                  (116,236)        (111,140)
                                                                   -----------      -----------
                                                                   $ 2,546,834      $ 2,606,441
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

3.  COMMITMENTS AND CONTINGENCIES

CLAIMS AND ASSESSMENTS

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and related amounts due, together with additional damages, totaling approximately $350,000. Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. Although the customer now claims its damages are in excess of $3.0 million, the initial claim submitted by the customer in arbitration was for $750,000. The ultimate outcome of this matter is not determinable at this time. Accordingly, no provision for loss regarding this matter had been established at June 30, 1999. The ultimate disposition of this matter is not expected to have a material effect on the Company's financial position or results of operations.

In connection with the discontinuance of the construction business conducted by Paragon and the winding down of such operations, the Company has been named in numerous legal actions involving claims for damages and other amounts due to certain project owners, construction vendors and subcontractors. While the Company has entered into settlement negotiations with several claimants, the ultimate outcome of such negotiations is not determinable at this time. Certain of these claims, if determined adversely to the Company in the aggregate, could have a material adverse effect on the Company's financial position and results of operations. The Company has recorded loss reserves which management believes are sufficient to cover the estimated losses attributable to Paragon's former construction projects. Based on a comprehensive review conducted by the Company during 1998 of Paragon's construction projects, it was necessary for the Company to restate certain financial statements it had previously filed with the Securities and Exchange Commission. As a result of the restatement of the Company's financial statements, numerous class action lawsuits have been filed against the Company and certain current and former officers and directors of the Company, asserting various claims under the federal securities laws. The plaintiffs are seeking an unspecified amount of damages, interest, costs and attorneys' fees. The Company intends to vigorously defend each of the foregoing lawsuits, but their respective outcomes cannot be predicted. Any of such lawsuits, if determined adversely to the Company, could have a material adverse effect on the Company's financial position and results of operations. The Company's ultimate liability with respect to any of the foregoing proceedings is not presently determinable.

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

4.  SHAREHOLDERS' DEFICIT AND LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Primarily as a result of losses and costs previously incurred by the Company's Paragon subsidiary, the Company has incurred operating losses which have resulted in a shareholders' deficit of approximately $16.8 million and a working capital deficiency of approximately $15.7 million at June 30, 1999.

Management's plans in regard to these matters included discontinuing the Company's construction operations and reducing on-going expenses. In this regard, the Company has formally discontinued the construction activities formerly conducted by its Paragon subsidiary and has substantially completed all of its remaining construction projects. The Company is negotiating with certain project owners, as well as construction vendors and subcontractors to settle certain amounts and issues outstanding with respect to such projects.

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

The following is a condensed summary of the operating results of JNAI:

                                For the Three Months Ended     For the Six Months Ended
                                          June 30,                      June 30,
                                 -------------------------     -------------------------
                                   1999            1998           1999          1998
                                 ----------     ----------     ----------     ----------
Licensing revenues               $  707,623     $  299,703     $1,226,272     $  679,548
Operating expenses and other         47,803        117,767        115,027        232,722
Provision for income taxes           84,422         16,393        181,493         63,455
                                 ----------     ----------     ----------     ----------
Net income                       $  575,398     $  165,543     $  929,752     $  383,371
                                 ==========     ==========     ==========     ==========

6.  RELATED PARTY TRANSACTIONS

Effective December 18, 1998, the Company, Jack Nicklaus and Golden Bear International, Inc. ("International"), a privately owned company controlled by Jack Nicklaus, entered into an agreement with Weitz Golf International LLC ("Weitz Golf"), pursuant to which the Company, Jack Nicklaus and International will provide certain technical and marketing assistance in connection with the construction services offered by Weitz Golf, which include general contracting, design-build and construction management. Under the agreement, the Company agreed to no longer offer construction services independently during the term of the agreement which expires on December 31, 2007. The Company is entitled to receive 40% of the net profits, as defined, received by Weitz Golf pursuant to the contracts it enters into during the term of the agreement. There were no net profits from the operations of Weitz Golf during the six months ended June 30, 1999.

At a special meeting of the Board of Directors of the Company held on April 15, 1999, the Company's Board of Directors approved the terms of a settlement with a former customer of Paragon. Paragon had been engaged by this customer (the "Developer") to construct a golf course located in San Jose, California ("California Project") and one located in Orlando, Florida ("Florida Project"). Nicklaus Design, a division of International, designed both of the golf course projects. In addition, the Florida Project is owned by a partnership controlled by the Developer in which International has a 25% limited partner interest. After Paragon was unable to complete these projects, Paragon and the owners of the projects entered into a Settlement Agreement and Release of Claims. Subsequent to and notwithstanding the terms of this settlement, issues arose regarding responsibility for certain cost overruns that were incurred in connection with the construction of the golf courses. Based upon an assessment of the potential risks and costs of litigation, the Company's Board of Directors approved a revised settlement pursuant to which Paragon agreed to pay the Developer certain of the amounts at issue. With regard to the California Project, Paragon issued a promissory note to the Developer in the principal amount of $785,436 bearing interest at an annual rate of 10%, payable in quarterly installments of principal and interest over three years. With regard to the Florida Project, Paragon issued a promissory note to the Developer in the principal amount of $496,171 bearing interest at an annual rate of 10%, payable in quarterly installments of principal and interest over five years. The notes, which have an effective date of January 1, 1999, are guaranteed collectively by Mr. Nicklaus and International. In connection with the foregoing settlement, International agreed to credit certain payments to which it would otherwise be entitled to for the design services performed by Nicklaus Design at these two projects, against the respective notes payable issued by Paragon to the Developer. In this regard, International credited such payments totaling $300,000 and $250,000 against the notes payable to the Developer associated with the California Project and the Florida Project, respectively. In turn, Paragon delivered notes payable to International for the respective amounts of such credits, bearing interest at an annual rate of 8% payable quarterly with the entire principal due on July 31, 2004.

In addition to the foregoing, the Company also issued promissory notes dated April 23, 1999 in the aggregate principal amount of $584,470 to several construction vendors and subcontractors associated with a former Paragon golf course development project. The notes, which were issued pursuant to a settlement agreement, have five-year terms and require equal quarterly payments of principal and interest at an annual rate of 8%. The notes are personally guaranteed by Jack Nicklaus.

Effective February 19, 1999, the Company issued a note payable to the lessor of certain office space that had been formerly leased by Paragon in settlement of certain lease termination obligations. The note payable was issued in the principal amount of $300,000 and requires quarterly principal payments of $25,000 plus interest at an annual rate of 8%. The note is guaranteed by International.

Pursuant to the terms of a personal services management agreement, International and Jack Nicklaus have retained the Company as the exclusive manager and representative to market the personal endorsement services of Jack Nicklaus, under which the Company is generally entitled to approximately 20% to 30% of the personal endorsement fees received by Mr. Nicklaus. During the six months ended June 30, 1999 and 1998, the Company earned management fees attributable to providing such services of $247,000 and $120,583, respectively. At June 30, 1999, the Company had a net amount due from International of $108,128, which was comprised primarily of the management fees attributable to such personal endorsement services performed by Mr. Nicklaus.

The Company has an office staff sharing agreement with International which provides for the sharing of the services of certain specifically identified office staff and personnel that can effectively serve the needs of both organizations. During the six months ended June 30, 1999 and 1998, payroll and related costs associated with such shared employees totaling $18,000 and $55,500, respectively, were allocated to International.

During the six months ended June 30, 1999 and 1998, the Company paid Executive Sports International, a privately held company owned in part by a member of the Nicklaus family, $56,259 and $75,847, respectively, for certain printing and graphics services.

In the ordinary course of business, the Company purchases golf equipment manufactured by Nicklaus Golf Equipment Company, L.C., a privately owned company in which Jack Nicklaus has a 50% equity interest. Such equipment is currently purchased primarily for promotional programs associated with the Company's NICKLAUS FLICK GOLF SCHOOLS. Prior to the sale of the Company's Golf Centers subsidiary, such equipment was also purchased for resale in the pro shops of the Company's golf centers. During the six months ended June 30, 1999 and 1998, the Company purchased such golf equipment at a cost of $16,596 and $130,800, respectively.

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

All of the financial activities associated with the Golf Centers operations that were sold have been classified as discontinued operations in the accompanying Consolidated Condensed Financial Statements. Losses totaling $2,405,275 and $4,054,754 attributable to such operations for the three and six-month periods ended June 30, 1998, respectively, are included in the accompanying Consolidated Condensed Statements of Operations as a component of the line item captioned, "Loss from discontinued operations."

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

The financial activities associated with Paragon have been classified as discontinued operations in the accompanying Consolidated Condensed Financial Statements. Included in the accompanying Consolidated Condensed Statements of Operations as a component of the line item captioned, "Income (loss) from discontinued operations" are income (losses) attributable to the operations of Paragon totaling $201,235 for the three and six-month periods ended June 30, 1999, and ($7,363,361) and ($12,671,286) for the three and six-month periods ended June 30, 1998, respectively. Income earned during the three months and six months ended June 30, 1999 is the result of resolving matters involving vendors and customers.

The components of the net liabilities associated with Paragon's discontinued operations included in the accompanying Consolidated Balance Sheets consist of the following:
                                                       June 30,     December 31,
                                                         1999          1998
                                                     -----------    -----------
Current assets                                       $   928,775    $ 1,932,478
Property and equipment, net                              620,000      1,675,550
                                                     -----------    -----------
      Total assets                                     1,548,775      3,608,028

Current liabilities                                   14,691,663     17,485,446
Notes payable, net of current portion                    459,294             --
                                                                    -----------
      Total liabilities                               15,150,957     17,485,446
                                                     -----------    -----------
      Net liabilities of discontinued operations     $13,602,182    $13,877,418
                                                     ===========    ===========
8.  SEGMENT REPORTING

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Consolidated Condensed Financial Statements and the related Notes to Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

OVERVIEW

The Company sold the stock of its wholly-owned Golf Centers subsidiary on July 20, 1998 and formally approved the discontinuance of the construction operations conducted by its Paragon subsidiary on October 26, 1998. Accordingly, the operations and financial activity associated with such businesses have been reclassified as discontinued operations. With the disposition of such operations, the Company is now focused on its core business, which includes the licensing and franchising of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS FLICK GOLF SCHOOLS and managing the personal endorsement services provided by Jack Nicklaus.

With regard to the discontinued construction operations, the Company has substantially completed all of its golf course construction projects and is negotiating with certain project owners, as well as construction vendors and subcontractors to settle certain amounts and issues outstanding with respect to such projects. The Company is no longer actively involved in pursuing construction projects independent of an agreement it entered into with Weitz Golf on December 18, 1998. Weitz Golf is a newly formed construction company focused on building golf courses and clubhouses nationally and internationally. Pursuant to the terms of the agreement, the Company, Jack Nicklaus and International will provide certain technical and marketing assistance in connection with the construction services offered by Weitz Golf, which include general contracting, design-build and construction management. The principal markets targeted for these services are developers and designers in the golf industry. Under the agreement, the Company agreed to no longer offer construction services independently during the term of the agreement which expires on December 31, 2007. The Company is entitled to receive 40% of the net profits, as defined, received by Weitz Golf pursuant to the contracts it enters into during the term of the agreement. There were no net profits from the operations of Weitz Golf during the six months ended June 30, 1999.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

Total revenues increased to $3.8 million during the three months ended June 30, 1999 from $3.3 million reported for the comparable period of 1998. The $0.5 million or 16.4% increase in total revenues during the current quarterly period was primarily attributable to increases in licensing revenues and in the income from the operations of the Company's JNAI joint venture. Licensing revenues increased due to the incremental additional fees earned from the licensing of the 14 golf centers that the Company previously sold to a licensee in July of 1998. Income from the operations of JNAI increased during the current quarter due to an increase in the retail sales of licensed products on the part of JNAI's customers in the Far East. Related party management fees also increased during the current quarter due to the addition of several new endorsement contracts managed by the Company for Jack Nicklaus. The foregoing increases in revenues were offset, in part, by a decrease in golf instruction revenues due primarily to a reduction in the Company's executive golf program.

Operating expenses increased to $2.5 million during the three months ended June 30, 1999 from $2.1 million for the comparable period of 1998, due primarily to the corresponding increase in revenues for the current period. Corporate administration expenses were $0.8 million and $0.5 million for the three months ended June 30, 1999 and 1998, respectively. The increase in such expenses for the current quarter was attributable to increased costs incurred for legal fees primarily in connection with the SEC investigation. Charges for depreciation and amortization expense were less than $0.1 million for the three months ended June 30, 1999 and 1998.

The interest expense incurred during the three months ended June 30, 1999 was not material to the Company's results of operations. Interest expense incurred during the three months ended June 30, 1998 was primarily attributable to outstanding borrowings under the Company's revolving credit facility, which was subsequently repaid and terminated during fiscal 1998.

Other expense for the three months ended June 30, 1999 was not material to the Company's results of operations. Other expense of $0.1 million for the three months ended June 30, 1998 was comprised primarily of the losses associated with a joint venture in which the Company had invested capital and participated in the operating results of such venture. Effective December 31, 1998, the Company terminated its participation in the joint venture at which time it was dissolved.

Although the Company has sufficient net operating loss carryforwards and other tax benefits to absorb substantially all of the Company's Federal income tax liabilities, certain of its operations are subject to state and foreign income taxes. The provisions recorded for income taxes during the three months ended June 30, 1999 and 1998 are comprised of amounts incurred with respect to state and foreign income taxes.

The income earned from discontinued operations during the three months ended June 30, 1999 is due to the resolution of matters involving vendors and customers.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

Total revenues were $6.7 million during the six months ended June 30, 1999, compared to $6.3 million for the comparable period of 1998. The $0.4 million or 6.4% increase in total revenues during the current period was attributable to increases in licensing revenues, income from the operations of JNAI and related party management fees, offset in part, by a decrease in golf instruction revenues. Licensing revenues increased due to the incremental additional fees earned from the licensing of the 14 golf centers that the Company previously sold to a licensee in July of 1998. Income from the operations of the Company's JNAI joint venture increased during the current six-month period due primarily to an increase in the retail sales of licensed products on the part of JNAI's customers in the Far East. The increase in related party management fees reflects the addition of several new endorsement contracts managed by the Company on behalf of Jack Nicklaus. Golf instruction revenues decreased during the six months ended June 30, 1999 due primarily to a reduction in the Company's executive golf program.

Operating expenses were $4.4 million and $4.3 million for the six months ended June 30, 1999 and 1998, respectively. Corporate administration expenses increased to $2.2 million for the six months ended June 30, 1999 compared to $1.3 million during the six months ended June 30, 1998, due to increased costs incurred for legal fees in connection with the SEC investigation and certain shareholder claims that have been asserted against the Company. Charges for depreciation and amortization expense were approximately $0.1 million and $0.2 million for the six months ended June 30, 1999 and 1998, respectively.

The interest expense incurred during the six months ended June 30, 1999 was not material to the Company's results of operations. Interest expense incurred during the six months ended June 30, 1998 was primarily attributable to outstanding borrowings under the Company's revolving credit facility, which was subsequently repaid and terminated during fiscal 1998.

Other income for the six months ended June 30, 1999 was not material to the Company's results of operations. Other expense of $0.2 million for the six months ended June 30, 1998 was comprised primarily of the losses associated with a joint venture in which the Company had invested capital and participated in the operating results of such venture. Effective December 31, 1998, the Company terminated its participation in the joint venture at which time it was dissolved.

Although the Company has sufficient net operating loss carryforwards and other tax benefits to absorb substantially all of the Company's Federal income tax liabilities, certain of its operations are subject to state and foreign income taxes. The provisions for income taxes of $0.1 million and $0.2 million for the six months ended June 30, 1999 and 1998, respectively, are comprised of amounts incurred with respect to state and foreign income taxes.

The income earned from discontinued operations during the six months ended June 30, 1999 is due to the resolution of matters involving vendors and customers.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999 and December 31, 1998, the Company had a working capital deficit of $15.7 million and $17.1 million, respectively, including cash and cash equivalents of $2.3 million and $1.2 million, respectively.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Primarily as a result of losses and costs previously incurred by the Company's Paragon subsidiary, the Company has incurred operating losses which have resulted in a shareholders' deficit of approximately $16.8 million and a working capital deficiency of approximately $15.7 million at June 30, 1999.

Management's plans in regard to these matters included discontinuing the Company's construction operations and reducing on-going expenses. In this regard, the Company has formally discontinued the construction activities formerly conducted by its Paragon subsidiary and has substantially completed all of its remaining construction projects. The Company is negotiating with certain project owners, as well as construction vendors and subcontractors to settle amounts and issues outstanding with respect to such projects.

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

On August 13, 1999 one of the Company's significant licensees announced that it is considering the need to file for bankruptcy protection. In the event such a filing is made and the Company does not receive licensing fees as contractually due, such failure could have an adverse effect on the Company's future financial results and operations.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has assets and operations, including Asia and Japan; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the licensing and franchising of golf centers, including the renewals of such licensing and franchising agreements; and the risks associated with the operations of its franchisees and licensees; those risks associated with the ability of Paragon to successfully negotiate with certain project owners, as well as construction vendors and subcontractors to settle certain amounts and issues outstanding with respect to former construction projects, and risks relating to litigation and associated costs arising out of Paragon's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks related to changes in business strategy or development plans; risks related to the outcomes of the pending lawsuits against the Company and the associated costs; risks associated with future profitability; failure of the Company's computers and other systems to perform in an appropriate manner following Year 2000 remediation efforts; failure of the Company's customers or key vendors to make their systems Year 2000 compliant in a timely manner and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         27 Financial Data Schedule (for SEC use only).

   (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the three-month period ended June 30, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GOLDEN BEAR GOLF, INC.
                                        By: /s/ STEPHEN S. WINSLETT
                                           ------------------------------------
                                                Stephen S. Winslett
                                                Senior Vice President,
                                                Chief Financial Officer
                                                and Chief Operating Officer

                                        Date:  August 16, 1999

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------

  27       FINANCIAL DATA SCHEDULE