Form 10-Q
period 1999-09-30
GOLDEN BEAR GOLF INC
filed 1999-11-15
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] - Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended September 30, 1999

                                       or

[ ] - Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

Commission File Number:    0-21089

                             GOLDEN BEAR GOLF, INC.
             (Exact name of Registrant as specified in its charter)

            FLORIDA                                    65-0680880
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

             11780 U.S. HIGHWAY ONE, NORTH PALM BEACH, FLORIDA    33408
                    (Address of principal executive offices)    (Zip Code)

                                 (561) 626-3900
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

The Registrant had outstanding 2,744,962 shares of Class A Common Stock (par value $.01 per share) and 2,760,000 shares of Class B Common Stock (par value $.01 per share) as of November 9, 1999.

                             GOLDEN BEAR GOLF, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Condensed Balance Sheets as of
           September 30, 1999 (Unaudited) and December 31, 1998 ...........    3

        Consolidated Condensed Statements of Operations (Unaudited) for the
           Three Months and Nine Months Ended September 30, 1999 and 1998..    4

        Consolidated Condensed Statements of Cash Flows (Unaudited)
           for the Nine Months Ended September 30, 1999 and 1998 ..........    5

        Notes to Consolidated Condensed Financial Statements (Unaudited) ..    6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations .....................   13

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........   18

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..................................   19

Signature .................................................................   20

PART I  -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             GOLDEN BEAR GOLF, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                            1999                1998
                                                                        ------------        ------------
                                                                         (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $  2,840,780        $  1,168,118
   Accounts receivable, net                                                  514,946           1,626,783
   Due from affiliates                                                        75,670              41,812
   Prepaid expenses and other current assets                                 206,353             226,806
                                                                        ------------        ------------
           Total current assets                                            3,637,749           3,063,519

PROPERTY AND EQUIPMENT, net                                                  509,548             706,361

OTHER ASSETS                                                                 346,976             438,983

NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                 --           1,675,550
                                                                        ------------        ------------
           Total assets                                                 $  4,494,273        $  5,884,413
                                                                        ============        ============
                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                     $  2,380,769        $  2,083,702
   Accrued liabilities                                                     1,232,029           1,145,550
   Deferred revenue                                                        1,814,975           1,275,042
   Current portion of notes payable and capital leases                       118,871             111,140
   Net current liabilities of discontinued operations                     11,841,044          15,552,968
                                                                        ------------        ------------
           Total current liabilities                                      17,387,688          20,168,402
                                                                        ------------        ------------
NOTE PAYABLE AND CAPITAL LEASES, net of current portion                    2,516,013           2,606,441
                                                                        ------------        ------------
NET NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS                     1,270,734                  --
                                                                        ------------        ------------
COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' DEFICIT:
   Preferred stock, $.01 par value, 20,000,000 shares authorized,
     no shares issued and outstanding                                             --                  --
   Common stock-
     Class A, $.01 par value, 70,000,000 shares authorized,
       2,744,962 shares issued and outstanding                                27,450              27,450
     Class B, $.01 par value, 10,000,000 shares authorized,
       2,760,000 shares issued and outstanding                                27,600              27,600
   Additional paid-in capital                                             40,856,943          40,856,943
   Accumulated deficit                                                   (57,592,155)        (57,802,423)
                                                                        ------------        ------------
           Total shareholders' deficit                                  $(16,680,162)       $(16,890,430)
                                                                        ------------        ------------
           Total liabilities and shareholders' deficit                  $  4,494,273        $  5,884,413
                                                                        ============        ============

The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                             GOLDEN BEAR GOLF, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                                           --------------------------------        --------------------------------
                                                              1999                1998                1999                1998
                                                           ------------        ------------        ------------        ------------
REVENUES:
   Golf instruction revenues                               $    606,534        $    618,011        $  4,154,140        $  4,506,338
   Licensing and other revenues                               1,122,194           1,413,531           3,535,362           3,484,763
   Income from operations of JNAI                               117,844             215,244             582,720             406,928
   Related party management fees                                 24,999             211,093             271,999             331,676
                                                           ------------        ------------        ------------        ------------
       Total revenues                                         1,871,571           2,457,879           8,544,221           8,729,705
                                                           ------------        ------------        ------------        ------------
OPERATING COSTS AND EXPENSES:
   Operating expenses                                         1,098,526           1,580,319           5,475,655           5,923,193
   Corporate administration                                   1,001,091           1,355,923           3,214,587           2,657,002
   Depreciation and amortization                                 65,841             105,108             212,249             272,184
                                                           ------------        ------------        ------------        ------------
       Total operating costs and expenses                     2,165,458           3,041,350           8,902,491           8,852,379
                                                           ------------        ------------        ------------        ------------
       Operating loss                                          (293,887)           (583,471)           (358,270)           (122,674)
                                                           ------------        ------------        ------------        ------------
OTHER INCOME (EXPENSE):
   Interest income                                               32,277              16,399              75,208              17,328
   Interest expense                                              (5,617)           (227,320)            (18,711)           (389,370)
   Other                                                          2,024             (32,418)              8,555            (262,929)
                                                           ------------        ------------        ------------        ------------
       Total other income (expense)                              28,684            (243,339)             65,052            (634,971)
                                                           ------------        ------------        ------------        ------------
       Loss from continuing operations
        before income taxes                                    (265,203)           (826,810)           (293,218)           (757,645)

PROVISION(BENEFIT) FOR INCOME TAXES                            (159,078)              2,350             (68,105)            180,312
                                                           ------------        ------------        ------------        ------------

         Loss from continuing operations                       (106,125)           (829,160)           (225,113)           (937,957)

         Gain on sale of business segment                            --             969,405                  --             969,405

         Income (loss) from discontinued operations             234,146          (9,371,384)            435,381         (26,097,424)
                                                           ------------        ------------        ------------        ------------

            Net income (loss)                              $    128,021        $ (9,231,139)       $    210,268        $(26,065,976)
                                                           ============        ============        ============        ============
EARNINGS PER SHARE - BASIC AND DILUTED:

   Loss from continuing operations                         $      (0.02)       $      (0.15)       $      (0.04)       $      (0.17)

    Income (loss) from discontinued operations                     0.04               (1.53)               0.08               (4.56)
                                                           ------------        ------------        ------------        ------------
          Net income (loss) per share                      $       0.02        $      (1.68)       $       0.04        $      (4.73)
                                                           ============        ============        ============        ============
Weighted average common shares
   Outstanding - basic and diluted                            5,504,962           5,504,962           5,504,962           5,504,962
                                                           ============        ============        ============        ============

The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                             --------------------------------------
                                                                                                   1999                    1998
                                                                                               ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                           $    210,268            $(26,065,976)
   Adjustments to reconcile net income (loss) to net cash provided by operating
      Activities:
      Depreciation and amortization                                                                 212,249                 272,184
      Provision for uncollectible accounts                                                          111,859                      --
      (Income) loss from discontinued operations                                                   (435,381)             25,128,019
      Changes in assets and liabilities:
         Accounts receivable                                                                        999,978                (747,952)
         Due from affiliates                                                                        (33,858)                157,698
         Prepaid expenses and other current assets                                                   20,453                (133,731)
         Other assets                                                                                92,007                 273,085
         Accounts payable                                                                           297,066                 814,730
         Accrued liabilities                                                                         86,479               1,446,025
         Deferred revenue                                                                           539,933                 539,860
                                                                                               ------------            ------------
           Net cash provided by operating activities                                              2,101,053               1,683,942
                                                                                               ------------            ------------
NET CASH USED IN DISCONTINUED OPERATIONS                                                           (330,258)            (16,402,228)
                                                                                               ------------            ------------
CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
   Capital expenditures, net                                                                        (15,436)               (481,981)
               Proceeds from sale of business segment                                                    --              21,505,622
                                                                                               ------------            ------------
                    Net cash (used in) provided by investing activities                             (15,436)             21,023,641
                                                                                               ------------            ------------
CASH FLOWS USED IN FINANCING ACTIVITIES:
   Proceeds from short-term credit facility                                                              --               5,000,000
   Proceeds from revolving credit facility, net                                                          --                 413,000
    Payments on short - term and revolving credit agreements                                             --             (13,243,706)
    Proceeds (payments) from notes payable and capital leases, net                                  (82,697)              2,971,000
                                                                                               ------------            ------------
          Net cash used in financing activities                                                     (82,697)             (4,859,706)
                                                                                               ------------            ------------
           Net increase in cash and cash equivalents                                              1,672,662               1,445,649

CASH AND CASH EQUIVALENTS, beginning of period                                                    1,168,118                 675,303
                                                                                               ------------            ------------
CASH AND CASH EQUIVALENTS, end of period                                                       $  2,840,780            $  2,120,952
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

The results of operations and cash flows for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 1999.

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

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Accordingly, deferred income taxes have been provided to show the effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company files a consolidated Federal income tax return which includes the operations of the Company and its subsidiaries. A valuation allowance was established to offset the Company's net deferred tax assets as of September 30, 1999 and December 31, 1998 because management currently believes that the future realization of such deferred tax assets is not more likely than not. The tax benefit during the current period was the result of an adjustment to state income tax provisions, previously estimated, to reflect actual income tax expense incurred.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share in the accompanying Consolidated Condensed Statements of Operations is computed by dividing the net income (loss) by the weighted average common shares outstanding for the respective periods. Diluted earnings per share as computed under SFAS No. 128 includes the effects of common stock equivalents, including the dilutive effect of all outstanding stock options using the treasury stock method. Diluted earnings per share is the same as basic earnings per share in the accompanying Consolidated Condensed Statements of Operations. Options to purchase 222,675 and 565,725 shares of common stock were not included in computing earnings per share for the periods ended September 30, 1999 and 1998, respectively, because their effects were anti-dilutive for the respective periods.

COMPREHENSIVE INCOME

Comprehensive income (loss) is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. During the three and nine-month periods ended September 30, 1999 and 1998, the Company did not have any changes in its equity resulting from such non-owner sources, and accordingly, comprehensive income (loss) as set forth by SFAS No. 130 was equal to the net income (loss) amounts presented for the respective periods in the accompanying Consolidated Condensed Statements of Operations.

DERIVATIVE FINANCIAL INSTRUMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. Changes in the derivative's fair value are required to be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, Statement of Financial Accounting Standard No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133" was issued delaying the effective date of SFAS 133 for fiscal years beginning after June 15, 2000. Management believes the impact of adopting this statement in 2001 will not have a material effect upon the Company's results of operations or financial position.

2.  NOTE PAYABLE AND CAPITAL LEASES

Note payable and capital leases consist of the following:

                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                             1999               1998
                                                                         -----------        -----------
Capital lease obligations secured by furniture and equipment, with principal and interest at 9% payable monthly, maturing
   through June, 2002(1)                                                 $   234,884        $   317,581

Note payable to shareholder, bears interest at The Wall Street
   Journal Prime Rate payable monthly, entire principal due
   in July, 2003(2)                                                        2,400,000          2,400,000
                                                                         -----------        -----------
                                                                           2,634,884          2,717,581
Less current portion                                                        (118,871)          (111,140)
                                                                         -----------        -----------
                                                                         $ 2,516,013        $ 2,606,441
                                                                         ===========        ===========

------------
(1) The Company acquired certain office furniture and phone systems equipment by entering into financing arrangements that were accounted for as capital leases. These capital lease obligations have initial terms of five years and require monthly payments representing principal and interest.

(2) In July 1998, the Company issued an unsecured promissory note for $2.4 million payable to Jack Nicklaus, the principal stockholder of the Company and Chairman of the Company's Board of Directors. The proceeds of the note were used in connection with the settlement of certain claims associated with a golf course development project.

3.  COMMITMENTS AND CONTINGENCIES

CLAIMS AND ASSESSMENTS

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and related amounts due, together with additional damages, totaling approximately $350,000. Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. Although the customer now claims its damages are in excess of $3.0 million, the initial claim submitted by the customer in arbitration was for $750,000. The ultimate outcome of this matter is not determinable at this time. Accordingly, no provision for loss regarding this matter had been established at September 30, 1999. The ultimate disposition of this matter is not expected to have a material effect on the Company's financial position or results of operations.

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

CONSTRUCTION CONTRACT WARRANTIES

Paragon's construction contracts generally provided for warranties that obligated Paragon to remedy certain construction defects that may arise in the ordinary course of providing such construction services. Such warranties, which are customary in the construction industry, are usually effective for a period of one year from the completion date of the respective projects. While as indicated above, the claims of owners, vendors and contractors, if adversely determined could have a material adverse effect on the Company, the costs, if any, associated with corrective action incurred pursuant to these outstanding warranties are not expected to have a material impact on its results of operations.

4.  SHAREHOLDERS' DEFICIT AND LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Primarily as a result of losses and costs previously incurred by the Company's Paragon subsidiary, the Company has incurred operating losses which have resulted in a shareholders' deficit of approximately $16.7 million and a working capital deficiency of approximately $13.8 million at September 30, 1999.

Management's response to this situation has included discontinuing the Company's construction operations and reducing on-going expenses. In this regard, the Company has formally discontinued the construction activities formerly conducted by its Paragon subsidiary and has substantially completed all of its remaining construction projects. The Company is negotiating with certain project owners, as well as construction vendors and subcontractors to settle certain amounts and issues outstanding with respect to such projects.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern and future working capital requirements are dependent on the Company's ability to successfully complete negotiations involving Paragon and on its ability to achieve and maintain profitable operations in the future. Management of the Company believes that such objectives are attainable. However, there is no assurance that the Company will be successful in realizing these objectives, or that the Company will generate sufficient cash flow from operations to meet its future working capital requirements. To the extent that capital requirements exceed available capital, the Company will be required to seek alternative sources of financing to fund its operations. The Company has no existing credit facility and there is no assurance that alternative financing will be available, if at all, on satisfactory terms. If the Company is unable to obtain satisfactory alternative financing, the Company may be required to delay or reduce its future expenditures, sell additional assets to meet its obligations, seek to renegotiate the terms of its obligations or curtail its operations. There can be no assurance that any source of funds or other actions taken by the Company will provide sufficient capital so as to enable the Company to remain a going concern.

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

The following is a condensed summary of the operating results of JNAI:

                                              FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                           SEPTEMBER 30,
                                           ---------------------------------      ----------------------------------
                                                1999              1998                1999                1998
                                           ---------------    --------------      --------------     ---------------
    Licensing revenues                           $439,521         $ 574,090         $ 1,665,793         $ 1,253,638
    Operating expenses and other                  151,446            78,035             266,473             310,757
    Provision for income taxes                     52,387            65,565             233,880             129,020
                                           ---------------    --------------      --------------     ---------------
    Net income                                   $235,688         $ 430,490         $ 1,165,440         $   813,861
                                           ===============    ==============      ==============     ===============

6.  RELATED PARTY TRANSACTIONS

Effective December 18, 1998, the Company, Jack Nicklaus and Golden Bear International, Inc. ("International"), a privately owned company controlled by Jack Nicklaus, entered into an agreement with Weitz Golf International LLC ("Weitz Golf"), pursuant to which the Company, Jack Nicklaus and International will provide certain technical and marketing assistance in connection with the construction services offered by Weitz Golf, which include general contracting, design-build and construction management. Under the agreement, the Company agreed to no longer offer construction services independently during the term of the agreement which expires on December 31, 2007. The Company is entitled to receive 40% of the net profits, as defined, received by Weitz Golf pursuant to the contracts it enters into during the term of the agreement. There were no net profits from the operations of Weitz Golf during the nine months ended September 30, 1999.

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

Pursuant to the terms of a personal services management agreement, International and Jack Nicklaus have retained the Company as the exclusive manager and representative to market the personal endorsement services of Jack Nicklaus, under which the Company is generally entitled to approximately 20% to 30% of the personal endorsement fees received by Mr. Nicklaus. During the nine months ended September 30, 1999 and 1998, the Company earned management fees attributable to providing such services of $271,999 and $331,676, respectively. At September 30, 1999, the Company had a net amount due from International of $50,252, which was comprised primarily of the management fees attributable to such personal endorsement services performed by Mr. Nicklaus.

The Company has an office staff sharing agreement with International which provides for the sharing of the services of certain specifically identified office staff and personnel that can effectively serve the needs of both organizations. During the nine months ended September 30, 1999 and 1998, payroll and related costs associated with such shared employees totaling $25,950 and $98,244, respectively, were allocated to and paid by International.

During the nine months ended September 30, 1999 and 1998, the Company paid Executive Sports International, a privately held company owned in part by a member of the Nicklaus family, $58,253 and $34,063, respectively, for certain printing and graphics services.

In the ordinary course of business, the Company purchases golf equipment manufactured by Nicklaus Golf Equipment Company, L.C., and a privately owned company in which Jack Nicklaus has a 50% equity interest. Such equipment is currently purchased primarily for promotional programs associated with the Company's Nicklaus Flick Golf Schools. Prior to the sale of the Company's Golf Centers subsidiary, such equipment was also purchased for resale in the pro shops of the Company's golf centers. During the nine months ended September 30, 1999 and 1998, the Company purchased such golf equipment at a cost of $20,115 and $53,042, respectively.

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

All of the financial activities associated with the Golf Centers operations that were sold have been classified as discontinued operations in the accompanying Consolidated Condensed Financial Statements. Included in the accompanying Consolidated Condensed Statements of Operations as a component of the line item captioned, "Income (loss) from discontinued operations" are losses totaling ($154,300) and ($4,209,054) attributable to Golf Centers operations for the three and nine-month periods ended September 30, 1998, respectively.

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

The financial activities associated with Paragon have been classified as discontinued operations in the accompanying Consolidated Condensed Financial Statements. Included in the accompanying Consolidated Condensed Statements of Operations as a component of the line item captioned, "Income (loss) from discontinued operations" are income (losses) attributable to the operations of Paragon totaling $234,146 and $435,381 for the three and nine-month periods ended September 30, 1999, and ($9,217,084) and ($21,888,370) for the three and nine-month periods ended September 30, 1998, respectively. Income earned during the three months and nine months ended September 30, 1999 is the result of resolving matters involving vendors and customers.

The components of the net liabilities associated with Paragon's discontinued operations included in the accompanying Consolidated Balance Sheets consist of the following:
                                                    SEPTEMBER 30,  DECEMBER 31,
                                                       1999            1998
                                                    -----------     -----------
Current assets                                      $   334,396     $ 1,932,478
Property and equipment, net                             374,500       1,675,550
                                                    -----------     -----------
   Total assets                                         708,896       3,608,028

Current liabilities                                  12,175,440      17,485,446
Notes payable, net of current portion                 1,645,234              --
                                                    -----------     -----------
   Total liabilities                                 13,820,674      17,485,446
                                                    -----------     -----------

   Net liabilities of discontinued operations       $13,111,778     $13,877,418
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

With regard to the discontinued construction operations, the Company has substantially completed all of its golf course construction projects and is negotiating with certain project owners, as well as construction vendors and subcontractors to settle certain amounts and issues outstanding with respect to such projects. The Company is no longer actively involved in pursuing construction projects independent of an agreement it entered into with Weitz Golf on December 18, 1998. Weitz Golf is a newly formed construction company focused on building golf courses and clubhouses nationally and internationally. Pursuant to the terms of the agreement, the Company, Jack Nicklaus and International will provide certain technical and marketing assistance in connection with the construction services offered by Weitz Golf, which include general contracting, design-build and construction management. The principal markets targeted for these services are developers and designers in the golf industry. Under the agreement, the Company agreed to no longer offer construction services independently during the term of the agreement which, unless terminated earlier, expires on December 31, 2007. The Company is entitled to receive 40% of the net profits, as defined, received by Weitz Golf pursuant to the contracts it enters into during the term of the agreement. There were no net profits from the operations of Weitz Golf during the nine months ended September 30, 1999.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

Total revenues decreased to $1.9 million during the three months ended September 30, 1999 from $2.5 million reported for the comparable period of 1998. The $0.6 million decrease in total revenues during the current quarterly period was primarily attributable to decreases in domestic licensing revenue, corporate endorsement revenue and management fees. Related party management fees decreased during the current quarter due to a reduction of endorsement contracts managed by the Company for Jack Nicklaus.

Operating expenses decreased to $1.1 million during the three months ended September 30, 1999 from $1.6 million for the comparable period of 1998, due primarily to a reduction in operating costs in the golf instruction division. Corporate administration expenses were $1 million and $1.4 million for the three months ended September 30, 1999 and 1998, respectively. The decrease in such expenses for the current quarter was attributable to reduced human resource cost and other reorganization expense partially offset by increased costs for legal fees primarily in connection with the SEC investigation and certain shareholder claims that have been asserted against the Company. Charges for depreciation and amortization expense were approximately $0.1 million for the three months ended September 30, 1999 and 1998.

The interest expense incurred during the three months ended September 30, 1999 was not material to the Company's results of operations. Interest expense incurred during the three months ended September 30, 1998 was primarily attributable to outstanding borrowings under the Company's revolving credit facility which was subsequently repaid and terminated during fiscal 1998.

The tax benefit during the current period was the result of an adjustment to state income tax provisions, previously estimated, to reflect actual income tax expense incurred.

The income earned from discontinued operations during the three months ended September 30, 1999 was due to the resolution of matters involving vendors and customers.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

Total revenues were $8.5 million during the nine months ended September 30, 1999, compared to $8.7 million for the comparable period of 1998. The $0.2 million decrease in total revenues during the current period was primarily attributable to decreases in golf instruction revenue and management fees. Licensing revenue increased slightly due to the addition of international licensing agreements. Income from the operations of the Company's JNAI joint venture increased during the current nine-month period due primarily to an increase in retail sales of licensed products on the part of JNAI's customers in Korea. The decrease in related party management fees reflects a reduction of endorsement contracts managed by the Company on behalf of Jack Nicklaus.

Operating expenses decreased to $5.5 million from $5.9 million for the nine months ended September 30, 1999 and 1998, respectively, primarily due to reduced operating costs for the golf instruction division. Corporate administration expenses increased to $3.2 million for the nine months ended September 30, 1999 compared to $2.7 million during the nine months ended September 30, 1998. This increase is primarily due to costs incurred for legal fees in connection with the SEC investigation and certain shareholder claims that have been asserted against the Company. Charges for depreciation and amortization expense were approximately $0.2 million and $0.3 million for the nine months ended September 30, 1999 and 1998, respectively.

The interest expense incurred during the nine months ended September 30, 1999 was not material to the Company's results of operations. Interest expense incurred during the nine months ended September 30, 1998 was primarily attributable to outstanding borrowings under the Company's revolving credit facility which was subsequently repaid and terminated during fiscal 1998.

The tax benefit during the current period was the result of an adjustment to state income tax provisions, previously estimated, to reflect actual income tax expense incurred.

Other expense of $0.3 million for the nine months ended September 30, 1998 was comprised primarily of the losses associated with a joint venture in which the Company had invested capital and participated in the operating results of such venture. Effective December 31, 1998, the Company terminated its participation in the joint venture at which time it was dissolved.

The income earned from discontinued operations during the nine months ended September 30, 1999 was due to the resolution of matters involving vendors and customers.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999 and December 31, 1998, the Company had a working capital deficit of $13.8 million and $17.1 million, respectively, including cash and cash equivalents of $2.8 million and $1.2 million, respectively.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Primarily as a result of losses and costs previously incurred by the Company's Paragon subsidiary, the Company has incurred operating losses which have resulted in a shareholders' deficit of approximately $16.7 million and a working capital deficiency of approximately $13.8 million, respectively, at September 30, 1999.

Management's response to this situation has included discontinuing the Company's construction operations and reducing on-going expenses. In this regard, the Company has formally discontinued the construction activities formerly conducted by its Paragon subsidiary and has substantially completed all of its remaining construction projects. The Company is negotiating with certain project owners, as well as construction vendors and subcontractors to settle amounts and issues outstanding with respect to such projects.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has assets and operations, including Asia and Japan; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the licensing and franchising of golf centers, including the renewals of such licensing and franchising agreements; and the viability and operations of its primary franchisees and licensees; those risks associated with the ability of Paragon to successfully negotiate with certain project owners, construction vendors and subcontractors to settle certain amounts and issues outstanding with respect to former construction projects, and risks relating to litigation and associated costs arising out of Paragon's activities and the matters discussed in this report; risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks related to the outcomes of the pending lawsuits against the Company and the associated costs; risks associated with future profitability; failure of the Company's computers and other systems to perform in an appropriate manner following Year 2000 remediation efforts; failure of the Company's customers or key vendors to make their systems Year 2000 compliant in a timely manner and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

         27 Financial Data Schedule (for SEC use only).

   (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the three-month period ended September 30, 1999.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GOLDEN BEAR GOLF, INC.

                            By:   /S/  STEPHEN S. WINSLETT
                                  ----------------------------------------------
                                  Stephen S. Winslett
                                  Senior Vice President, Chief Financial Officer and Chief Operating Officer

                            Date:  November 15, 1999

                                 EXHIBIT INDEX

EXHIBIT      DESCRIPTION
-------      -----------
  27         Financial Data Schedule