Form 10-K
period 1999-12-31
GOLDEN BEAR GOLF INC
filed 2000-03-30
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999      Commission File Number: 0-21089


                             GOLDEN BEAR GOLF, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             FLORIDA                                   65-0680880
---------------------------------        ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


 11780 U.S. HIGHWAY ONE, NORTH PALM BEACH, FLORIDA           33408
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of Class A Common Stock held by non-affiliates of the Registrant as of March 22, 2000 was $1,557,070. The Registrant had outstanding 2,744,962 shares of Class A Common Stock (par value $.01 per share) and 2,760,000 shares of Class B Common Stock (par value $.01 per share) as of March 22, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Golden Bear Golf, Inc., together with its wholly owned subsidiaries (collectively, "Golden Bear" or the "Company"), is engaged in the development, marketing and management of golf-related businesses including the licensing, distribution and sale of golf-related consumer products, the operation of golf instructional schools and the licensing of golf practice and instruction facilities. Through its various operating units, the Company provides high quality products and services with trade marks registered in over 40 countries, primarily under the NICKLAUS, JACK NICKLAUS and GOLDEN BEAR brand names.

The Company was formed on June 7, 1996 to enter into an exchange agreement which was consummated on August 1, 1996 upon the closing of an initial public offering of the Company's Class A Common Stock. Parties to the plan of reorganization included, among others, the Company's affiliates, Golden Bear Golf Centers, Inc. ("Golf Centers"), Paragon Construction International, Inc. ("Paragon") (collectively, the "Constituent Companies") and Golden Bear International, Inc. ("International"), a privately owned company controlled by Jack Nicklaus. Pursuant to the exchange agreement, the Company acquired all of the outstanding common stock of the Constituent Companies in exchange for shares of its Class A and Class B Common Stock. In addition, the Company acquired certain assets and assumed certain liabilities of International in exchange for shares of the Company's Class B Common Stock. The transaction was accounted for on a historical cost basis in a manner similar to a pooling of interests as Golden Bear and the Constituent Companies had common stockholders and management. Although Jack Nicklaus and his family beneficially holds 91.7% of the total voting power of the Company's outstanding Common Stock, the Company has no equity interest in International.

In 1998, the Company sold Golf Centers and discontinued the construction operations conducted by Paragon. Accordingly, the operations and financial activity associated with such businesses have been reclassified as discontinued operations. The Company's continuing businesses include the licensing of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS FLICK GAME IMPROVEMENT and the generation of marketing fees related to Jack Nicklaus' personal endorsements. In addition, the Company has a joint venture agreement with Weitz Golf International LLC ("Weitz Golf"), a construction company, pursuant to which the Company for a fee provides marketing assistance in connection with golf course construction activities offered by Weitz Golf.

LICENSING

The Company manages Jack Nicklaus' brands and marketing relationships. The Company's activities include the licensing and marketing of a wide variety of Jack Nicklaus branded consumer products and services, primarily under the NICKLAUS, JACK NICKLAUS, and GOLDEN BEAR brand names.

The Company currently licenses the Jack Nicklaus brands to more than 15 companies that distribute products in over 25 countries. The largest markets for the Company's branded products currently are the United States, Korea and Japan. Licensed product categories include men's and women's sportswear, men's tailored clothing, neckwear, luggage, socks, headwear, belts, small leather goods, eyewear, furniture, calendars, and various forms of artwork and commemoratives.

The Company's licensing of apparel in the Far East is conducted exclusively through Jack Nicklaus Apparel International ("JNAI"), a joint venture with an affiliate of Hartmarx Corporation. This joint venture has in turn entered into separate licensing arrangements through partnerships relating to Japan ("JNJ") and the rest of Asia ("JNAI/FE"). Pursuant to such arrangements, JNAI receives from 3% to 5% royalty fees from JNJ's Nicklaus' product sales and approximately 4% to 5% of royalty fees from JNAI/FE's Nicklaus' product sales.

The following table sets forth the Company's principal licensees and products:

---------------------------------------------------------------------------------------------------------------------
                                                                       Licensed                           Licensee
Licensee                          Products                             Brands           Territories       Since
---------------------------------------------------------------------------------------------------------------------
Hart, Schaffner & Marx,           Slacks, sportscoats, blazers,        Jack Nicklaus    United States     1969
  a business unit of Hartmarx     woven dress shirts
  Corporation
---------------------------------------------------------------------------------------------------------------------
Trans-Apparel Group,              Men's and women's shirts, slacks,    Nicklaus         North America     1990
  a business unit of Hartmarx     shorts, blazers, socks,              Golden Bear      Europe
  Corporation                     sweatshirts, outerwear, rainwear,
                                  headwear
---------------------------------------------------------------------------------------------------------------------
The Rockport Corporation          Casual and dress shoes, golf shoes   Jack Nicklaus    Worldwide         1992
                                                                       Golden Bear
---------------------------------------------------------------------------------------------------------------------
Brookville Corporation            Neckwear                             Nicklaus         United States     1995
---------------------------------------------------------------------------------------------------------------------
Drexel Heritage, Inc.             Furniture                            Nicklaus         North America     1997
---------------------------------------------------------------------------------------------------------------------
JNAI:                             Men's and women's sportswear         Jack Nicklaus    Japan             1973
  Partnership with                                                     Nicklaus         Southeast Asia
  Hartmarx Corporation                                                 Golden Bear      Australia
                                                                                        South Africa
                                                                                        South America
---------------------------------------------------------------------------------------------------------------------
JNAI/FE:                          Men's and women's sportswear and     Jack Nicklaus    Thailand          1973
  Partnership between JNAI        accessories                          Nicklaus         Indonesia
  and Kosugi Sangyo to                                                 Golden Bear      Korea
  license Jack Nicklaus                                                                 Malaysia
  brands in Asia                                                                        Singapore
                                                                                        Philippines
---------------------------------------------------------------------------------------------------------------------
JNJ:                              Men's, women's and children's        Jack Nicklaus    Japan             1995
  Partnership between JNAI        sportswear, hats, ties, gloves,      Nicklaus
  and Kosugi Sangyo to            belts, luggage, casual and           Golden Bear
  serve as master apparel         business bags and eyewear            Muirfield
  licensee in Japan
---------------------------------------------------------------------------------------------------------------------

GOLF CENTERS AND ACADEMIES

The Company licenses its GOLDEN BEAR GOLF CENTERS, JACK NICKLAUS GOLF CENTERS and JACK NICKLAUS ACADEMY OF GOLF programs to licensees which operate golf practice and instruction facilities. These programs are designed to provide golf practice opportunities, affordable golf instruction and related recreational activities at such facilities. As of the beginning of 1998, the Company had one unaffiliated licensee that operated seven GOLDEN BEAR GOLF CENTERS. On July 20, 1998, the Company sold Golf Centers, which owned and operated a total of 14 golf center facilities under the GOLDEN BEAR GOLF CENTERS brand name, to this licensee. In connection with the sale, the Company entered into a licensing agreement with this licensee granting it the right to continue operating the acquired golf centers under the GOLDEN BEAR GOLF CENTERS brand name. Accordingly, there are currently 21 licensed GOLDEN BEAR GOLF CENTERS in the United States that are operated by one owner. Licensing terms associated with the original seven facilities operated by this licensee were merged into the agreement governing the 14 acquired centers. The Company is entitled to receive minimum annual licensing fees in the aggregate of $795,000 payable in equal quarterly installments, along with certain additional incentive compensation based on the achievement of certain defined target annual revenue levels by the licensed facilities. Pursuant to the agreement, in the year ended December 31, 1999, the licensee paid the Company $795,000. The licensing agreement has a term that expires on December 31, 2008, although the licensee may elect to terminate the agreement effective December 31, 2000. During 1999, the licensee experienced financial difficulties and there is no assurance that the Company will continue to receive the licensing fees under the agreement.

The Company has entered into license agreements for the development and operation of golf center facilities outside of the United States under the brand names JACK NICKLAUS GOLF CENTER and JACK NICKLAUS ACADEMY OF GOLF. The latter generally provides more substantial practice facilities and practice golf holes on a larger site. In some territories, the Company has granted a master license for a country or region that gives the master licensee the exclusive right within defined territories to own, operate or sublicense to others the right to own and operate golf centers and golf academies in the territory. In other cases, the Company has granted a site specific license giving the site licensee the right to open a single golf center or golf academy at a specific location. The Company generally has granted its foreign licensees an exclusive radius around the site of each facility. The Company's foreign licensees currently have eight operating facilities located in Japan, England, Spain and Australia. The Company intends to continue to support its existing licensee network.

Set forth below is a list of the Company's existing domestic licensees and the location of the golf practice and instruction facilities operated by them.

     LICENSEE GROUP                     LOCATION OF FACILITIES
     --------------              ---------------------------------------------
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

     KRIM & Associates, LLC      Albany, NY

MARKETING

The Company has developed two types of "marketing partnerships" with selected companies worldwide. These partnerships involve either Mr. Nicklaus' personal endorsement and use of his likeness or strategic marketing alliances that utilize golf and the Company's marketing access to high-end golf consumers. Such marketing partnerships involving Nicklaus' personal endorsement have been established with, among others, Lincoln-Mercury, a division of Ford Motor Company, Textron, Golf Magazine and Maxfli. Such partnerships are believed to increase the exposure and reinforce the image of Mr. Nicklaus in the Company's target markets.

The Company receives a percentage of all revenues received by Mr. Nicklaus for personal endorsement services. Through these marketing efforts, the Company receives (i) 30% of all such revenues under any contract or arrangement existing as of the reorganization of the Company on August 1, 1996 or any renewal thereof and (ii) no less than 20% of all such revenues received under any new contract or arrangement. The Company receives 100% of any revenues associated with strategic marketing alliances. Such marketing alliances have been established with companies such as VISA, Pepsi and Citigroup.

The Company's marketing and licensing strategy is to (i) expand the worldwide sales of the Company's products; (ii) selectively expand its licensed product lines; (iii) work with existing licensees to maximize brand advertising and promotional exposure; and (iv) develop new licensing relationships for product categories that are appropriate for Jack Nicklaus brands. There is no assurance that these strategies will be successful or that these objectives will be achieved.

NICKLAUS FLICK GAME IMPROVEMENT

The Company operates golf schools principally under the NICKLAUS FLICK GAME IMPROVEMENT ("NFGI") brand name. Jack Nicklaus and Jim Flick, a world renowned instructor, collaborated to develop a program that has been recognized by major golf publications for its leadership role in the golf instruction industry since the school's inception in 1991. The Company has developed a proprietary teaching methodology that includes instruction workbooks and also utilizes computerized video technology to provide enhanced swing analysis. The NFGI offers more than 130 golf instruction programs including several specialty programs targeted at women, corporations and special alumni groups. NFGI currently operates as an independent contractor at four resort clubs located in the United States and Mexico. The target market for the NFGI retail schools are consumers that have significant disposable income. The Company started a moderately priced golf school program under the NICKLAUS FLICK FAULTS & CURES brand name in 1997 and commenced operation of a premium priced school exclusively for women under the program name of FOR WOMEN ONLY in 1998. The Company currently markets retail schools principally through: (i) direct response media advertising; (ii) direct mail programs targeted at NFGI graduates and high net worth golfers; (iii) word-of-mouth referrals; and, (iv) telemarketing.

The NFGI teaching faculty currently is comprised of 30 teaching professionals selected by Jim Flick. Most of the instructors are independent contractors and their agreements with NFGI are negotiated annually. In addition to its regular one, two and three-day consumer packages, NFGI provides businesses and corporations a wide range of program alternatives, including three-day executive golf programs, one-day golf outings, charity golf events and hospitality programs at select professional tour events. These corporate programs, which operate under the brand name NICKLAUS FLICK EXECUTIVE GOLF, are designed specifically for corporations.

OTHER OPERATIONS

WEITZ GOLF INTERNATIONAL

The Company has an agreement with Weitz Golf, a construction company focused on building golf courses and clubhouses nationally and internationally. Under the terms of the agreement, Golden Bear, International and Jack Nicklaus will provide certain technical and marketing assistance in connection with the construction services offered by Weitz Golf, which offers general contracting, design-build and construction management. The principal markets targeted for these services are developers and designers in the golf industry. Under the agreement, Golden Bear is entitled to receive fees based upon the cumulative profitability of Weitz Golf's operations and agreed to no longer offer construction services directly during the term of the agreement.

JACK NICKLAUS INTERNATIONAL GOLF CLUB

The Jack Nicklaus International Golf Club ("Golf Club") was founded in 1995 to provide additional benefits to members of Nicklaus designed golf courses. The Golf Club is a proprietary membership club that offers its members an opportunity to obtain a variety of member services, including golf playing privileges at prestigious private clubs worldwide that feature a Nicklaus designed golf course. Membership in the Golf Club is restricted to members of the golf clubs that agree to participate in the program. There are currently approximately 100 participating clubs. Members enjoy reciprocal playing and guest privileges at each of the participating clubs. The current membership fee is $295 per year. There is no membership fee to the participating clubs and each participating club is permitted to impose a direct charge for golf playing privileges extended to Golf Club members.

DISCONTINUED OPERATIONS

The Company sold the stock of its wholly-owned Golf Centers subsidiary on July 20, 1998. In connection with the sale, the Company entered into a licensing agreement with the purchaser granting such purchaser the right to continue operating the acquired golf centers under the GOLDEN BEAR GOLF CENTER brand name. The Company retained its licensing and franchising rights with respect to being able to offer franchise opportunities to outside parties for the operation of golf instruction and practice facilities. In this regard, Golf Centers distributed certain of its assets and liabilities to the Company prior to the closing of the sale. All of the financial activities associated with the operations that were sold have been classified as discontinued operations.

On October 26, 1998, Golden Bear's Board of Directors approved the discontinuance of the construction operations conducted by Paragon. All such projects have been completed and the Company is no longer actively involved in pursuing construction projects independent of its agreement with Weitz Golf. The operations and financial activity associated with Paragon have been classified as discontinued operations. With respect to the construction operations formerly conducted by Paragon, the Company has entered into agreements to settle certain claims asserted against it related to certain of its former construction projects. Such claims involved certain project owners, as well as construction vendors and subcontractors associated with Paragon's discontinued construction operations.

COMPETITION

The Company's competition varies among its business lines. The consumer markets for goods and services in which Golden Bear's marketing and licensing operations compete are extremely competitive. The Company's products and services compete against a mix of established brand name consumer products and services, products and services licensed or endorsed by sports and entertainment celebrities, private-label products and generic products that have not established a distinct brand identity. Competition in these products and services is primarily centered on styling, quality, price, brand recognition and service.

In order for the Company to remain competitive in these marketplaces, the Company must effectively maintain and promote the unique brand image of its services and its licensed products and establish strong marketing relationships with manufacturers and distributors of products that enhance the brand image. The Company and its licensees compete with a number of manufacturers and marketers of sporting goods, recreational products, apparel and other consumer products and services. Many of these competitors have substantially greater resources than the Company and its licensees. In addition, these competitors have recognized brand names and broader and more established distribution networks. These markets also face competition from other leisure and recreational activities, and sales of leisure and recreational products and services are affected by changes in consumer preferences, which are difficult to predict.

EMPLOYEES

As of December 31, 1999, the Company had approximately 39 employees. The Company has no collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be satisfactory.

INTELLECTUAL PROPERTY RIGHTS

The Company licenses the NICKLAUS, JACK NICKLAUS and GOLDEN BEAR brand names from International. The public identification of these brands, which the Company believes are well recognized and well regarded by consumers, has been developed historically through their association with the personal rights of Jack Nicklaus as a living individual to commercialize his personality under common law and various statutes enacted in certain domestic states and foreign countries. The Company has obtained the exclusive royalty-free rights from International to utilize and license the major trademarks and service marks that have been previously developed under common law, including marks previously registered in the United States and various foreign countries in which products or services currently are sold by the Company and its licensees. Subject to the approval of International, the Company also has the right to obtain the registration of additional trademarks and service marks for the future expansion of its businesses. The Company also has the rights to utilize certain customer lists, trade secrets, know-how, and certain copyrighted materials necessary or useful in the conduct of its business, including certain intellectual property.

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

The Company is also subject to the Federal Occupation Safety and Health Act and other laws and regulations affecting the safety and health of employees. Further, the Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. The Company is also subject to foreign immigration, labor, safety and environmental laws in those jurisdictions where it performs services.

ITEM 2.  PROPERTIES

The Company's principal executive and administrative offices are located in North Palm Beach, Florida in approximately 11,000 square feet of space leased under an agreement with a term that expires in 2007. The Company considers its executive and administrative offices to be adequate and suitable for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and related amounts due, together with additional damages, totaling approximately $350,000. Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. Although the customer now claims its damages are in excess of $3.0 million, the initial claim submitted by the customer in arbitration was for $750,000. The ultimate outcome of this matter is not determinable at this time. Accordingly, no provision for loss regarding this matter had been established at December 31, 1999. The ultimate disposition of this matter is not expected to have a material effect on the Company's financial position or results of operations.

Based on a comprehensive review conducted by the Company during 1998 of its Paragon subsidiary's construction projects, it was necessary for the Company to restate certain financial statements it had previously filed with the Securities and Exchange Commission. Following the Company's announcement that its financial statements needed to be restated, a number of class action complaints were filed against the Company and certain of its current and former officers and directors and the former president of one of its subsidiaries. One of the class action complaints also named Arthur Andersen LLP ("Andersen") the Company's independent certified public accountants, as a defendant. Those class actions were transferred to the United States District Court for the Southern District of Florida and that court entered an order consolidating the actions, designating class representatives and appointing class counsel pursuant to the provisions of the Private Securities Litigation Reform Act.

On December 24, 1998, the plaintiffs filed their first Consolidated Class Action Complaint, naming as defendants Golden Bear, Jack W. Nicklaus, Richard P. Bellinger, Jack P. Bates, Stephen S. Winslett, John Boyd and Andersen. The Consolidated Complaint alleged claims for violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10b-5 promulgated thereunder. The Consolidated Complaint asserted claims on behalf of a class consisting of all persons, excluding the defendants and certain related persons or entities, who purchased shares of the Company's Class A Common Stock during the period from April 30, 1997 through and including July 27, 1998.

On December 22, 1999, the parties entered into a Settlement Agreement relating to the consolidated actions. In connection with the settlement, the plaintiffs filed a motion to allow the filing of their Second Amended Consolidated Complaint on behalf of a class of all persons, excluding the defendants, who purchased shares of the Company's Class A Common Stock from the date of the Company's public offering, August 1, 1996 through and including July 27, 1998. The Amended Consolidated Complaint includes allegations of securities law violations under Sections 11, 12(2) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Act and Rule 10b-5, as well as common law claims.

Under the terms of the Settlement Agreement, the Company has established a settlement fund in the amount of $3.5 million to settle the class action litigation. The Company contributed $2.5 million to the settlement fund, this amount was funded by the Company's insurance carrier. Pursuant to the Settlement Agreement, Andersen also contributed $1.0 million to the settlement fund. In addition, the Company has agreed to take the steps necessary to acquire all the shares held by public shareholders at a cash price of $0.75 per share. The price for the publicly held shares was the result of negotiations between the Company and attorneys for the class action plaintiffs and has the approval of a committee of independent directors. An investment banking firm provided an opinion, that the consideration to be received by holders of our Common Stock, other than Jack Nicklaus and his family, pursuant to the Settlement Agreement is fair from a financial point of view to such holders. The Settlement Agreement was approved by the United States District Court at a final hearing on March 28, 2000. In connection with the Company's execution of the Settlement Agreement, the Company has also entered into an agreement with Andersen resolving the Company's claims against it relating to services provided by Andersen. Pursuant to the agreement, Andersen agreed to pay the Company $3.8 million in cash and waive approximately $750,000 of receivables associated with work rendered.

The Securities and Exchange Commission has also advised the Company that it is conducting a private investigation to determine whether the Company or certain of its current or former officers, directors and employees have engaged in conduct in violation of certain provisions of the Exchange Act and the rules and regulations thereunder. The Company believes that such investigation is focused principally on the recognition of additional costs and losses associated with Paragon's former construction projects and the Company's public statements and accounting systems with respect thereto. The Company is cooperating in such investigation. However, the Company is unable to predict the outcome or the additional expenses which may be incurred with the investigation.

The Company is also a party to various other legal proceedings which have arisen in the ordinary course of its business. The ultimate outcome of these matters cannot be predicted with certainty and these legal proceedings could result in additional losses that may have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Class A Common Stock, which was issued to the public in its initial public offering on August 1, 1996, was traded on the NASDAQ Stock Market under the symbol "JACK" until July 28, 1998, at which time the NASD suspended trading of the Company's stock. Effective on August 18, 1998, the NASD de-listed the Company's stock from trading on the Stock Market. The Company's Class A Common Stock resumed trading on the over-the-counter bulletin board under the symbol "JACK.OB" on August 20, 1998. The following table sets forth: (i) for the period from January 1, 1998 through July 28, 1998, the high and low sales prices per share of the Class A Common Stock as reported by the Stock Market and (ii) for the period from August 20, 1998 through December 31, 1999 the high and low bid quotations per share of the Class A Common Stock.

                                1999                          1998
                      -------------------------      -----------------------
                        HIGH           LOW             HIGH           LOW
                      ----------    -----------      ----------    ---------

   First Quarter      $ 3 - 1/2     $ 0 - 9/16       $ 10 - 1/8    $ 6 - 1/4
   Second Quarter       1 - 1/2       0 - 3/4           9 - 1/2      5
   Third Quarter        1 - 1/4       0 - 5/8           5 - 3/8      0 - 3/4
   Fourth Quarter       0 - 15/16     0 - 7/16          1 - 1/4      0 - 3/8

As of March 22, 2000, there were 2,744,962 shares of the Company's Class A Common Stock outstanding and approximately 606 registered shareholders of record.

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

No cash dividends have been declared on the Company's Class A Common Stock and Class B Common Stock since the initial public offering. Moreover, the Company currently intends to retain any earnings to finance the operations of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below was derived from the respective year's audited financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included at Item 7 herein, together with the Consolidated Financial Statements, including the Notes thereto, included at Item 8 herein. In 1998, the Company sold Golf Centers and discontinued the construction operations conducted by Paragon. Accordingly, the operations and financial activity associated with such businesses have been reclassified as discontinued operations.

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------------------------------------
                                                       1999           1998            1997            1996            1995
                                                    -----------    ------------    ------------    -----------     -----------
STATEMENT OF OPERATIONS DATA:                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Total revenues                                      $   11,238       $ 11,385        $ 12,873        $ 10,792         $9,604
                                                    -----------    ------------    -----------     -----------     -----------
Operating costs and expenses:
   Operating expenses                                    6,923          7,722           7,691           6,458          6,366
   Compensation recorded on sale of shares
      to management(1)                                     ---            ---             ---           3,000            ---
   Corporate administration                              4,031          3,394           3,458           2,598          2,486
   Depreciation and amortization                           270            319             417             221            134
                                                    -----------    ------------    -----------     -----------     -----------
       Total operating costs and expenses               11,225         11,435          11,566          12,277          8,986
                                                    -----------    ------------    -----------     -----------     -----------
Operating income (loss)                                     14            (50)          1,307          (1,485)           618
Other income (expense)                                   4,654           (595)           (194)            188             (1)
                                                    -----------    ------------    -----------     -----------     -----------

Income (loss) from continuing operations
  before income taxes                                    4,668           (645)          1,113          (1,297)           617

Provision for income taxes                                  49            191              57              81            ---
                                                    -----------    ------------    -----------     -----------     -----------
Income (loss) from continuing operations                 4,619           (836)          1,056          (1,378)            617

Gain on sale of business segment                           ---            969             ---             ---             ---
Income (loss) from discontinued
   operations, net                                       3,195        (30,585)        (25,755)         (1,053)            617
                                                    -----------    ------------    -----------     -----------     -----------

       Net income (loss)                            $    7,814     $  (30,452)     $  (24,699)      $  (2,431)     $    1,234
                                                    ===========    ============    ===========     ===========     ===========

Earnings per share - basic and diluted:
   Income (loss) from continuing operations         $     0.84     $    (0.15)     $     0.19       $   (0.34)     $     0.21
   Income (loss) from discontinued
      operations, net                                     0.58          (5.38)          (4.68)          (0.26)           0.20
                                                    -----------    ------------    -----------     -----------     -----------
       Net income (loss) per share                  $     1.42     $    (5.53)     $    (4.49)      $   (0.60)     $     0.41
                                                    ===========    ============    ===========     ===========     ===========

Pro forma earnings per share - basic
   and diluted(2):
   Income (loss) from continuing operations                                                           $ (0.31)         $ 0.26
   Income (loss) from discontinued
      operations, net                                                                                   (0.26)           0.20
                                                                                                   -----------     -----------
       Net income (loss) per share                                                                    $ (0.57)          $0.46
                                                                                                   ===========     ===========

Weighted average common shares outstanding               5,505          5,505           5,505           4,040           3,000
                                                    ===========    ============    ===========     ===========     ===========

                                                                               DECEMBER 31,
                                                    --------------------------------------------------------------------
                                                        1999           1998          1997          1996          1995
                                                    ------------     ---------     ---------     ---------     ---------
BALANCE SHEET DATA (AT YEAR-END):                                         (DOLLARS IN THOUSANDS)
Working capital (deficit)                           $    (2,883)     $(17,105)     $(12,442)      $20,593       $   368
Total assets                                              6,783          5,884       28,898        39,829         2,681
Long-term debt                                            2,484          2,606          256           ---           ---
Shareholders' equity (deficit)                           (9,076)       (16,890)      13,561        38,254         1,030

(1) Represents compensation deemed to have been received by certain executives in connection with their purchase of shares in Golf Centers.
(2) Pro forma earnings per share assumes pro forma income tax benefits of $127,000 and $135,000 included for the years ended December 31, 1996 and 1995, respectively, to show the effects on the Company's operations as if the relevant entities comprising the Company had been C Corporations for income tax purposes for all of the years presented.
(3) See discussion regarding liquidity and shareholders' deficit at Note 7 to the Consolidated Financial Statements included at Item 8 herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the financial condition and results of operations of the Company for the years ended December 31, 1999, 1998 and 1997. This discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying audited Consolidated Financial Statements of the Company and the related Notes thereto which are included elsewhere in this 10-K.

OVERVIEW

The Company sold the stock of its wholly-owned Golf Centers subsidiary on July 20, 1998 and formally approved the discontinuance of the construction operations conducted by its Paragon subsidiary on October 26, 1998. Accordingly, the operations and financial activity associated with such businesses have been reclassified as discontinued operations. The Company is focused on its core businesses, which include the licensing of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS FLICK GAME IMPROVEMENT and managing the personal endorsement services provided by Jack Nicklaus. In addition, the Company continues to be involved in golf course construction through an agreement it entered into on December 18, 1998 with Weitz Golf International LLC ("Weitz Golf"), a construction company focused on building golf courses and clubhouses nationally and internationally. Under the terms of the agreement, the Company, International and Jack Nicklaus will provide certain technical and marketing assistance in connection with the construction services offered by Weitz Golf, which include general contracting, design-build and construction management. The principal markets targeted for these services are developers and designers in the golf industry. Pursuant to the terms of the agreement, Golden Bear is entitled to receive fees based on the cumulative profitability of Weitz Golf's operations and Golden Bear will not offer construction services directly during the term of the agreement. The Company is entitled to receive 40% of the cumulative net profits, as defined, earned by Weitz Golf pursuant to the contracts it enters into during the term of the agreement. There were no cumulative net profits from the operations of Weitz Golf through December 31, 1999.

In connection the restatement of the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1997 and its Quarterly Report on Form 10-Q for the three months ended March 31, 1998, numerous purported class action lawsuits have been filed against the Company and certain current and former officers and directors of the Company, asserting various claims under the federal securities laws. On December 22, 1999, the parties to such lawsuits entered into a Settlement Agreement. Under the terms of the Settlement Agreement, the Company has established a settlement fund in the amount of $3.5 million to settle the class action litigation. The Company contributed $2.5 million to the settlement fund, which amount was funded by the Company's insurance carrier. Pursuant to the Settlement Agreement, Andersen also contributed $1.0 million to the settlement fund. In addition, the Company has taken the steps necessary to acquire all the shares held by public shareholders at a cash price of $0.75 per share. The price for the publicly held shares was the result of negotiations between the Company and attorneys for the class action plaintiffs and has the approval of a committee of independent directors. An investment banking firm provided an opinion, that the consideration to be received by holders of the Company's Common Stock, other than Jack Nicklaus and his family, pursuant to the Settlement Agreement is fair from a financial point of view to such holders. The Settlement Agreement was approved by the United States District Court during a final hearing on March 28, 2000. See Note 12 to the Consolidated Financial Statements.

The Securities and Exchange Commission ("SEC") has also advised the Company that it is conducting a private investigation to determine whether the Company or certain of its current or former officers, directors and employees have engaged in conduct in violation of certain provisions of the Securities Exchange Act of 1934 and the rules and regulations thereunder. The Company believes that such investigation is focused principally on the recognition of additional costs and losses associated with the review of Paragon construction projects and the Company's public statements and accounting systems with respect thereto. The Company is cooperating in such investigation. However, the Company is unable to predict the outcome or the additional expenses which may be incurred with the investigation.

DISCONTINUED OPERATIONS

GOLDEN BEAR GOLF CENTERS, INC.

In 1998, the Company sold the stock of its wholly-owned Golf Centers subsidiary. In connection with the sale, the Company entered into a licensing agreement with the purchaser granting such purchaser the right to continue operating the acquired golf centers under the GOLDEN BEAR GOLF CENTER brand name. The Company retained its licensing and franchising rights with respect to being able to offer franchise opportunities to outside parties for the operation of golf instruction and practice facilities. In this regard, Golf Centers distributed certain of its assets and liabilities to the Company prior to the closing of the sale. All of the financial activities associated with the operations that were sold have been classified as discontinued operations.

PARAGON CONSTRUCTION INTERNATIONAL, INC.

In 1998, the Company's Board of Directors approved the discontinuance of the construction operations conducted by Paragon. All such projects have been completed and the Company is no longer actively involved in pursuing construction projects independent of its agreement with Weitz Golf. Paragon had been involved in providing comprehensive golf course and other resort-related construction services, including project management, shaping, renovation and golf course construction. The financial activity and operations associated with Paragon have been classified as discontinued operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

Total revenues were $11.2 million during the year ended December 31, 1999, compared to $11.4 million for the comparable period of 1998. The $0.2 million decrease in total revenues during the current year was attributable to decreased revenue from marketing and endorsement fees and tuition, offset in part by increased licensing activities and income from the Company's JNAI joint venture.

Licensing and other revenues increased by $0.5 million during 1999, due primarily to an increase in licensing activities, partially offset by a decline in marketing and endorsement revenue. Income from the operations of JNAI increased by $0.2 million during the current year.

Revenues attributable to the Company's golf instruction operations decreased by $0.4 million during the year ended December 31, 1999. The decline in golf instruction revenue is primarily attributable to lower enrollment in the executive instruction programs, which target high-end corporate outing type functions, partially offset by an increase in enrollment for resort instruction programs, which target consumers that have significant disposable income.

Operating expenses were $6.9 million and $7.7 million for fiscal 1999 and 1998, respectively. As a percentage of total revenues, operating expenses were 62% and 68% during the years ended December 31, 1999 and 1998, respectively. This $0.8 million decrease in operating expense was primarily attributable to lower cost of sales for the golf instruction division and reductions in the marketing division's personnel-related costs, business promotion and advertising.

Corporate administration expenses were $4.0 million and $3.4 million for the years ended December 31, 1999 and 1998, respectively. Although the Company effected a reduction in its ongoing overhead costs in connection with the discontinuance of Golf Centers and Paragon, such reductions were offset by increased costs incurred for legal and professional fees associated with the shareholder claims and the SEC investigation. Legal related expenses for these matters totaled $1,207,229 and $299,323 during the years ended December 31, 1999 and 1998, respectively.

Charges for depreciation and amortization expense were approximately $0.3 million for fiscal 1999 and 1998.

The Company had a net operating income of approximately $14,000 during the year ended December 31, 1999, compared to an operating loss of $50,000 during the prior year.

The Company earned interest income of $0.5 million during the year ended December 31,1999, primarily comprised of earnings on cash reserves. For the comparable period of the prior year, interest income was not material to the Company's results of operations. Interest expense for fiscal 1999 decreased to $23,780 compared to $0.4 million for fiscal 1998, due primarily to decreased levels of indebtedness outstanding under the Company's revolving credit facility and short-term credit facility during the current year.

Other income of $4.6 million for the year ended December 31, 1999 includes amounts due to the Company related to a favorable settlement involving the Company's independent certified public accountants. For the comparable period of the prior year the Company's other expense of $0.2 million was due primarily to the termination of a joint venture arrangement.

The Company has sufficient net operating loss carryforwards and other tax benefits to absorb substantially all of the Company's Federal income tax liabilities, however, certain of its operations are subject to state and foreign income taxes. The tax provision for the years ended December 31, 1999 and 1998 comprised amounts incurred with respect to state and foreign income taxes.

The income from discontinued operations, for the year ended December 31, 1999 is primarily the result of a favorable settlement with regard to litigation involving the Company's insurance carrier that previously provided certain construction related bonds for several of Paragon's projects. In addition, the Company reached favorable settlements with regard to its claims with certain project vendors and owners.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

Total revenues were $11.4 million during the year ended December 31, 1998, compared to $12.9 million for the comparable period of 1997. The $1.5 million decrease in total revenues during 1998 was attributable to reductions in revenue from related party commissions, licensing activities and the income from the operations of JNAI, offset in part by increased revenues from the Company's golf instruction operations. The Company received $1.3 million in related party commissions during 1997 under a design services marketing agreement with International that was terminated effective January 1, 1998. The costs and expenses associated with providing the marketing services required under the agreement were also terminated.

Licensing and other revenues decreased by $1.0 million during 1998, due primarily to the Company's foreign operations in the Far East and other geographical areas that experienced volatile markets and downturns in their general economic conditions that unfavorably impacted the retail sales and operations of Company's customers in those regions. Income from the operations of JNAI decreased by $0.4 million during 1998 due to the volatility and downturn in general economic conditions in the Far East, where the majority of JNAI's customers are located. Revenues attributable to the Company's golf instruction operations increased by $1.2 million during the year ended December 31, 1998, due primarily to expansion of its executive golf program which targets the high-end corporate outing type functions, along with a new source of revenues from a premium priced program offered exclusively to women, which was introduced during 1998.

The Company incurred a net operating loss of approximately $50,000 during the year ended December 31, 1998, compared to generating operating income of $1.3 million during the prior year. The $1.4 million decrease in operating income for 1998 was primarily attributable to a reduction in revenues which was not offset by a commensurate decrease in operating expenses. Operating expenses were $7.7 million for fiscal 1998 and 1997, and as a percentage of total revenues, such expenses were 67.8% and 59.7% during the years ended December 31, 1998 and 1997, respectively. Contributing to the increase in operating expenses as a percentage of total revenues were increased levels of costs incurred during 1998 associated with the provision for bad debts, advertising costs and commissions incurred in connection with the expansion of the golf instruction operations and certain other promotional activities.

Corporate administration expenses were $3.4 million and $3.5 million for the years ended December 31, 1998 and 1997, respectively. The reduction in ongoing overhead costs were due to the sale of Golf Centers and discontinuance of the construction operations of Paragon. Charges for depreciation and amortization expense were approximately $0.3 million and $0.4 million for fiscal 1998 and 1997, respectively.

Interest income during the year ended December 31, 1998 was not material to the Company's results of operations. Interest income of $0.1 million for the comparable period of the prior year was comprised primarily of earnings on the unexpended proceeds from the Company's initial public offering which were invested in short-term commercial paper instruments and repurchase agreements. Interest expense for fiscal 1998 increased to $0.4 million compared to $0.1 million for fiscal 1997, due primarily to increased levels of indebtedness outstanding under the Company's revolving credit facility and short-term credit facility during 1998. Other expenses of $0.2 million for the years ended December 31, 1998 and 1997 were comprised primarily of the losses associated with a joint venture arrangement in which the Company had invested capital and participated in the operating results of such venture.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, the Company had a working capital deficit of $2.9 million including cash and cash equivalents of $1.4 million.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Primarily as a result of losses and costs, previously incurred by the Company's Paragon subsidiary, the Company has incurred operating losses which have resulted in a shareholders' deficit of approximately $9.1 million and a working capital deficiency of approximately $2.9 million at December 31, 1999. The circumstances surrounding the losses previously incurred by Paragon have resulted in substantial claims and litigation against the Company (see Note 12 to the Financial Statements). Management's actions in regard to these matters included discontinuing the Company's construction operations in 1998 and reducing ongoing expenses.

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

In connection with its Settlement Agreement of the class action lawsuit from shareholders, the Company has agreed to take the steps necessary to acquire all the shares held by public shareholders at a cash price of $0.75 per share. The price for the publicly held shares was the result of negotiations between the Company and attorneys for the class action plaintiffs and has the approval of a committee of independent directors. An investment banking firm provided an opinion, that the consideration to be received by holders of the company's Common Stock, other than Jack Nicklaus and his family, pursuant to the repurchase of the shares from the public shareholders through the use of cash on hand and the net proceeds of the Company's legal settlements disclosed in Note 12 to the Notes to Consolidated Financial Statements.

CURRENCY FLUCTUATIONS

Although substantially all of the Company's contracts are denominated in United States dollars, fluctuations in the value of foreign currencies relative to the United States dollar could impact the Company's results of operations. A substantial portion of the revenues of the Company's overseas licensees are generated in foreign currencies and accordingly, fluctuations in the value of these currencies relative to the United States dollar could adversely affect the Company's profitability. Royalty payments received by the Company or by JNAI relating to foreign licensing arrangements are converted to U.S. dollars based on the exchange rate at the time of payment.

The Company's JNAI joint venture has entered into futures contracts during 1999 and 1998 to hedge its anticipated receipt of a portion of the royalty payments denominated in Japanese yen. Apart from these futures contracts on the part of JNAI which were not material to the Company's results of operations, the Company does not currently engage in hedging activities with respect to currency fluctuations, but may do so in the future.

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

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133." SFAS 137 deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Management believes the impact of adopting this statement will not have a material impact upon the Company's results of operations of financial position.

INPACT OF YEAR 2000

The Year 2000 Issue was the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

In 1999, the Company formulated a plan to resolve the Year 2000 Issue that included the following phases: awareness, assessment, remediation, testing and implementation. The plan was initiated and executed to prevent major interruptions in the business due to Year 2000 problems using both internal and external resources to identify and correct problems and to test for readiness.

Also, the Company queried its important suppliers and customers regarding their year 2000 remediation activities and developed a contingency plan for both external and internal sources of non-compliance. As of December 31, 1999, all phases were completed.

Since January 1, 2000, the Company has experienced no disruptions in its business operations as a result of Year 2000 compliance problems and received no reports of any Year 2000 compliance issues from either internal or external sources. Nonetheless, some problems related to Year 2000 risks may not appear until several months after January 1, 2000. Year 2000 issues could include problems with the Company's own products and services or with third-party products or technology that the Company uses. The Company can provide no assurance that all supplier and customer Year 2000 compliance plans were successfully completed in a timely manner, although it is not currently aware of any problems, which would significantly impact its operations.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Annual Report on Form 10-K contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has assets and operations; competitive and other factors affecting the Company's operations, markets, products and services; risks associated with its licensing activities including risks associated with the operations of its licensees; risks associated with its discontinued operations and the risks relating to pending litigation and associated costs; and other factors discussed elsewhere in this release and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Annual Report on Form 10-K will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate changes. Such exposure to market risk is inherent in certain of the Company's financial instruments which arise from transactions entered into in the normal course of business. The Company is subject to interest rate risk on its outstanding note payable to a shareholder and any future financing requirements. The amount outstanding totals $2.4 million and bears interest at the Wall Street Journal prime rate of 8.5% at December 31, 1999 and matures July 2003. The Company's fixed rate indebtedness consists of certain capital lease obligations requiring monthly payments of principal and interest, with terms maturing through 2002.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEX TO CONSOLDATED FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----
FINANCIAL STATEMENTS:
Report of Independent Certified Public Accountants..................  20
Consolidated Balance Sheets as of December 31, 1999 and 1998........  21
Consolidated Statements of Operations for the Years
   Ended December 31, 1999, 1998 and 1997...........................  22
Consolidated Statements of Shareholders' Equity (Deficit)
   for the Years Ended December 31, 1999, 1998 and 1997.............  23
Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1999, 1998 and 1997...........................  24
Notes to Consolidated Financial Statements..........................  26

FINANCIAL STATEMENT SCHEDULE:
Schedule II - Valuation and Qualifying Accounts for the Years
   Ended December 31, 1999, 1998 and 1997...........................  54

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Golden Bear Golf, Inc.:

We have audited the accompanying consolidated balance sheets of Golden Bear Golf, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Bear Golf, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, primarily as a result of losses and costs previously incurred at its construction subsidiary, Paragon Construction International, Inc., the Company incurred significant losses from operations which resulted in a working capital and shareholders' deficiency at December 31, 1999 and raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
March 28, 2000.

                             GOLDEN BEAR GOLF, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                  -------------------------------------
                                                                                       1999                 1998
                                                                                  ----------------     ----------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $   1,397,027         $    1,168,118
   Accounts receivable, net of allowances of $195,748 in 1999 and
        $280,688 in 1998                                                                398,241              1,626,783
   Due from International                                                                58,826                 41,812
   Prepaid expenses and other current assets                                          3,898,718                226,806
                                                                                  ----------------     ----------------
           Total current assets                                                       5,752,812              3,063,519

PROPERTY AND EQUIPMENT, net                                                             428,855                706,361

OTHER ASSETS, net                                                                       601,349                438,983

NET NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS                                           ---              1,675,550
                                                                                  ----------------     ----------------
           Total assets                                                           $   6,783,016          $   5,884,413
                                                                                  ================     ================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                               $   1,188,860          $   2,083,702
   Accrued liabilities                                                                1,096,858              1,145,550
   Deferred revenue                                                                   1,095,301              1,275,042
   Current portion of notes payable and capital leases                                  121,565                111,140
   Net current liabilities of discontinued operations                                 5,133,611             15,552,968
                                                                                  ----------------     ----------------
           Total current liabilities                                                  8,636,195             20,168,402
                                                                                  ----------------     ----------------
NET NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS                                4,738,500                    ---

NOTES PAYABLE AND CAPITAL LEASES, net of current portion                              2,484,494              2,606,441

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' DEFICIT:
   Preferred stock, $.01 par value, 20,000,000 shares authorized,
     no shares issued and outstanding                                                       ---                    ---
   Common stock-
     Class A, $.01 par value, 70,000,000 shares authorized,
       2,744,962 shares issued and outstanding                                           27,450                 27,450
     Class B, $.01 par value, 10,000,000 shares authorized,
       2,760,000 shares issued and outstanding                                           27,600                 27,600
   Additional paid-in capital                                                        40,856,943             40,856,943
   Accumulated deficit                                                              (49,988,166)           (57,802,423)
                                                                                  ----------------     ----------------
           Total shareholders' deficit                                               (9,076,173)           (16,890,430)
                                                                                  ----------------     ----------------
           Total liabilities and shareholders' deficit                            $   6,783,016          $   5,884,413
                                                                                  ================     ================

   The accompanying notes to the consolidated financial statements are an integral part of these balance sheets.

                             GOLDEN BEAR GOLF, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                       1999               1998               1997
                                                                  ---------------    ---------------    ---------------
REVENUES:
   Golf instruction revenues                                      $ 5,339,284         $ 5,805,416        $   4,604,638
   Licensing and other revenues                                     4,680,195           4,297,232            5,316,387
   Income from operations of JNAI                                     951,392             710,643            1,080,892
   Related party commissions and fees                                 267,550             571,749            1,870,735
                                                                  ---------------    ---------------    ---------------
       Total revenues                                              11,238,421          11,385,040           12,872,652
                                                                  ---------------    ---------------    ---------------

OPERATING COSTS AND EXPENSES:
   Operating expenses                                               6,923,078           7,721,909            7,691,115
   Corporate administration                                         4,031,742           3,393,675            3,457,733
   Depreciation and amortization                                      270,048             319,449              416,910
                                                                  ---------------    ---------------    ---------------
       Total operating costs and expenses                          11,224,868          11,435,033           11,565,758
                                                                  ---------------    ---------------    ---------------

       Operating income (loss)                                         13,553             (49,993)           1,306,894
                                                                  ---------------    ---------------    ---------------
OTHER INCOME (EXPENSE):
   Interest income                                                    108,845              45,096              110,695
   Interest expense                                                   (23,781)           (398,556)             (91,032)
   Other                                                            4,569,233            (242,089)            (213,821)
                                                                  ---------------    ---------------    ---------------
       Total other income (expense)                                 4,654,297            (595,549)            (194,158)
                                                                  ---------------    ---------------    ---------------
       Income (loss) from continuing operations
            before income taxes                                     4,667,850            (645,542)           1,112,736

PROVISION FOR INCOME TAXES                                             48,768             190,716               56,230
                                                                  ---------------    ---------------    ---------------
       Income (loss) from continuing operations                      4,619,082            (836,258)          1,056,506

   Gain on sale of business segment                                        ---             969,405                 ---

   Income (loss) from discontinued operations, net                   3,195,175         (30,584,872)        (25,755,308)
                                                                  ---------------    ---------------    ---------------

       Net income (loss)                                          $  7,814,257        $(30,451,725)     $  (24,698,802)
                                                                  ===============    ===============    ===============

EARNINGS PER SHARE - BASIC AND DILUTED:
   Income (loss) from continuing operations                       $       0.84       $       (0.15)     $         0.19
   Income (loss) from discontinued operations, net                        0.58               (5.38)              (4.68)
                                                                  ---------------    ---------------    ---------------
       Net income (loss) per share                                $       1.42       %       (5.53)     $        (4.49)
                                                                  ===============    ===============    ===============

Weighted average common shares outstanding                           5,504,962           5,504,962           5,505,200
                                                                  ===============    ===============    ===============

   The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                          CLASS A         CLASS B         ADDITIONAL
                                           COMMON          COMMON          PAID-IN         ACCUMULATED
                                           STOCK           STOCK           CAPITAL           DEFICIT            TOTAL
                                         -----------     -----------     -------------    --------------    --------------
BALANCE, December 31, 1996               $  27,448          $27,600      $40,850,358      $(2,651,896)      $  38,253,510

Repurchase and retirement of
   common stock                                (30)             ---          (43,783)             ---             (43,813)

Exercise of stock options                       32              ---           50,368              ---              50,400

Net loss                                       ---              ---              ---      (24,698,802)        (24,698,802)
                                         -----------     -----------     -------------    --------------    --------------

BALANCE, December 31, 1997                  27,450           27,600       40,856,943      (27,350,698)         13,561,295

Net loss                                       ---              ---              ---      (30,451,725)        (30,451,725)
                                         -----------     -----------     -------------    --------------    --------------

BALANCE, December 31, 1998                  27,450           27,600       40,856,943      (57,802,423)        (16,890,430)

Net income                                     ---              ---              ---        7,814,257           7,814,257
                                         -----------     -----------     -------------    --------------    --------------

BALANCE, December 31, 1999                 $27,450          $27,600      $40,856,943     $(49,988,166)      $  (9,076,173)
                                         ===========     ===========     =============    ==============    ==============

   The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                         ----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                          1999                1998                 1997
                                                                         -----------------    ----------------     ----------------
   Net income (loss)                                                       $ 7,814,257        $  (30,451,725)      $  (24,698,802)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Loss on disposal of assets                                            29,160                   ---                  ---
          Depreciation and amortization                                        270,048               319,449              416,910
          Provision for uncollectible accounts                                 109,835               384,995               80,250
          Net (income) loss from discontinued operations                    (3,195,175)           29,615,467           25,755,308
   Changes in assets and liabilities:
           Accounts receivable                                               1,118,707              (510,011)            (132,590)
           Due from International                                              (17,014)              115,886              685,537
           Prepaid expenses and other current assets                        (3,671,912)               77,309             (177,935)
           Other assets                                                       (162,366)              107,836             (227,234)
           Accounts payable                                                   (894,842)            1,185,738              131,914
           Accrued liabilities                                                 (48,692)              435,052              264,530
           Deferred revenue                                                   (179,741)              615,226              296,576
                                                                         -----------------    ----------------     ----------------

           Net cash provided by operating activities                         1,172,265             1,895,222            2,394,464
                                                                         -----------------    ----------------     ----------------

NET CASH USED IN DISCONTINUED OPERATIONS:                                     (810,132)          (16,388,357)         (17,151,881)
                                                                         -----------------    ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (21,702)              (88,053)            (116,542)
   Proceeds from sale of  property and equipment                                   ---               131,310                  ---
   Proceeds from sale of business segment                                          ---            21,505,622                  ---
                                                                         -----------------    ----------------     ----------------
           Net cash provided by (used in) investing activities                 (21,702)           21,548,879             (116,542)
                                                                         -----------------    ----------------     ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable - shareholder                                        ---             2,400,000                  ---
   Proceeds from short-term credit facility                                        ---             5,000,000                  ---
   Repayment of short-term credit facility                                         ---            (5,000,000)                 ---
   Proceeds from subordinated short-term loan - shareholder                        ---               850,000                  ---
   Repayment of subordinated short-term loan - shareholder                         ---              (850,000)                 ---
   (Repayment of) proceeds from revolving credit facility, net                     ---            (8,872,410)           8,872,410
   Payments on capital lease obligations                                      (111,522)              (90,519)             (77,079)
   Proceeds from exercise of stock options                                         ---                  ---                50,400
   Repurchase and retirement of common stock                                       ---                  ---               (43,813)
                                                                         -----------------    ----------------     ----------------
           Net cash (used in) provided by financing activities                (111,522)           (6,562,929)           8,801,918
                                                                         -----------------    ----------------     ----------------
           Net increase (decrease) in cash and cash equivalents                228,909               492,815           (6,072,041)

CASH AND CASH EQUIVALENTS, beginning of year                                 1,168,118               675,303            6,747,344
                                                                         -----------------    ----------------     ----------------

CASH AND CASH EQUIVALENTS, end of year                                   $   1,397,027        $    1,168,118       $      675,303
                                                                         =================    ================     ================

                                   (Continued)
   The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                       1999               1998               1997
                                                                  ---------------    ---------------    ---------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   OPERATING AND INVESTING ACTIVITIES:
   Acquisitions of office furniture and equipment accounted
      for as capital lease obligations                            $         ---      $          ---      $     485,179
   Discontinued operations:
      Notes payable, capital lease and other obligations issued
           in connection with the acquisition of golf centers     $         ---      $          ---      $   3,074,000
      Acquisitions of computer equipment and office furniture
           accounted for as capital lease obligations             $         ---      $      666,279      $         ---
      Notes payable and capital lease obligations issued in
           connection with acquisition of construction
             equipment                                            $         ---      $    2,161,221      $   2,706,716
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
         Cash paid for interest                                   $     562,937      $    1,951,500      $     938,012
         Cash paid for income taxes                               $     106,656      $      140,186      $     376,485

   The accompanying notes to the consolidated financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

The accompanying Consolidated Financial Statements include the accounts of Golden Bear Golf, Inc. and its subsidiaries ("Golden Bear" or the "Company"). All significant intercompany accounts and transactions have been eliminated. In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current year. The Company sold its wholly-owned subsidiary, Golden Bear Golf Centers, Inc. ("Golf Centers") on July 20, 1998 and formally approved the discontinuance of the construction operations conducted by its wholly-owned subsidiary, Paragon Construction International, Inc. ("Paragon") on October 26, 1998. Accordingly, the operations and financial activity associated with such businesses have been reclassified as discontinued operations. With the disposition of such operations, the Company is focused on its core businesses, which include the licensing of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS FLICK GAME IMPROVEMENT and managing the personal endorsement services provided by Jack Nicklaus.

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

ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION

Golf instruction revenues are recognized concurrent with the time the services are rendered. Licensing revenues are recognized over the terms of the underlying licensing agreements, generally from five to ten years. Revenues attributable to strategic marketing agreements are recognized over the respective contract periods as the goods and services required thereunder are provided. The Company's golf center licensing arrangements generally have initial terms of three to five years, with options to renew. Licensing fees are derived from the establishment of franchised golf center facilities and accordingly, such revenues are recognized when substantially all of the services required under the development agreements have been performed. The Company also earns royalty fees by providing assistance with marketing, training and other operational issues to its franchised golf centers. Such royalty fees are based upon licensees' adjusted gross revenues, as defined, and are recognized as revenues when earned. In this regard, the Company has a significant agreement with one licensee covering 21 golf center facilities, for which the Company is entitled to receive minimum annual licensing fees of $795,000. Pursuant to the agreement, the Company received licensing fees of $795,000 from this licensee during the year ended December 31, 1999 and accordingly, the Company recognized licensing fees in this amount. This licensing agreement has a term that expires on December 31, 2008, although the licensee may elect to terminate the agreement effective December 31, 2000. During 1999, the licensee experienced financial difficulties and there is no assurance that the Company will continue to receive the licensing fees under the agreement.

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

DEFERRED REVENUE

Deferred revenue includes fees collected in excess of amounts earned under the Company's marketing, licensing and royalty agreements as well as fees collected in advance for the Company's golf instruction operations.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the allowance for doubtful accounts receivable, the estimated useful lives and realizability of the Company's long-lived assets, amounts owed under consulting agreement (See
Note 12), and recorded amounts for claims and assessments against the Company. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company accounts for its financial instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, deferred revenue and capital leases are reflected in the accompanying Consolidated Financial Statements at cost which approximates fair value. The carrying value of fixed rate indebtedness at December 31, 1999 was $206,059 which approximates the estimated fair value. The estimated fair value of such indebtedness was determined based on the expected future payments discounted at risk adjusted rates for debt of similar terms and remaining maturities.

INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Accordingly, deferred income taxes have been provided for to show the effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. The Company files a consolidated Federal income tax return that includes the operations of the Company and its subsidiaries. A valuation allowance was established to offset the Company's net deferred tax assets as of December 31, 1999 and 1998 because management currently believes that the future realization of such deferred tax assets is not more likely than not. See Notes 7 and 9.

EARNINGS (LOSS) PER SHARE

Income (loss) per share in the accompanying Consolidated Statements of Operations is computed by dividing the net income (loss) by the weighted average common shares outstanding for the respective years. Diluted earnings per share as computed under SFAS No. 128 includes the effects of common stock equivalents, including the dilutive effect of all outstanding stock options using the treasury stock method. Diluted earnings per share is the same as basic earnings per share in the accompanying Consolidated Statements of Operations. Options to purchase 181,175, 222,675 and 670,150 shares of common stock were not included in computing earnings per share for the years ended December 31, 1999, 1998 and 1997, respectively, because their effects were anti-dilutive for the respective years.

ACCOUNTING PRONOUNCEMENTS

Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. During the years ended December 31, 1999, 1998 and 1997, the Company did not have any changes in its equity resulting from such non-owner sources, and accordingly, comprehensive income as set forth by SFAS No. 130 was equal to the net income (loss) amounts presented for the respective years in the accompanying Consolidated Statements of Operations.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133, which requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management believes the impact of adopting this statement will not have a material impact upon the Company's results of operations of financial position.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                            DECEMBER 31,
                                                                --------------------------------------
                                                                      1999                 1998
                                                                -----------------    -----------------
      Computer equipment                                          $      816,034       $      795,625
      Telephone and other office equipment                               285,295              431,118
      Furniture and fixtures                                             204,582              540,831
      Leasehold improvements                                              36,893              116,104
                                                                -----------------    -----------------
                                                                       1,342,804            1,883,678
      Less accumulated depreciation and amortization                    (913,949)          (1,177,317)
                                                                -----------------    -----------------
                                                                  $      428,855       $      706,361
                                                                =================    =================

3. OTHER ASSETS

Other assets consist of the following:

                                                   DECEMBER 31,
                                      ---------------------------------------
                                            1999                  1998
                                      -----------------     -----------------
      Investment in JNAI                $      533,805       $      357,139
      Other                                     67,544               81,844
                                      -----------------     -----------------
                                        $      601,349       $      438,983
                                      =================     =================

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                   DECEMBER 31,
                                       --------------------------------------
                                             1999                 1998
                                       -----------------     ----------------

      Payroll and related costs          $      393,407        $    601,879
      Professional fees                         405,868             260,707
      State income taxes                         10,000             165,693
      Other                                     287,583             117,271
                                       -----------------     ----------------
                                         $    1,096,858        $  1,145,550
                                       =================     ================

5. NOTES PAYABLE AND CAPITAL LEASES

Notes payable and capital leases consist of the following:

                                                                                      DECEMBER 31,
                                                                          --------------------------------------
                                                                                1999                 1998
                                                                          -----------------     ----------------
      Capital lease obligations secured by furniture and equipment, with principal and interest at 9% payable monthly, maturing
         through June, 2002(1)                                             $     206,059         $      317,581

      Note payable to shareholder, with interest at The Wall Street Journal
         Prime Rate (8.50% at December 31, 1999) payable
         monthly, entire principal due in July, 2003(2)                        2,400,000              2,400,000
                                                                          -----------------     ----------------
                                                                               2,606,059              2,717,581
      Less current portion                                                      (121,565)              (111,140)
                                                                          -----------------     ----------------
                                                                           $   2,484,494          $   2,606,441
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

The following table sets forth the future minimum lease payments under capital lease obligations, together with the present value of the net minimum lease payments as of December 31, 1999.

                                                    CAPITAL LEASE
      Years ending December 31:                      OBLIGATIONS
                                                   -----------------
      2000                                           $     135,212
      2001                                                  81,829
      2002                                                   7,252
                                                   -----------------
      Total minimum payments                               224,293
      Less amount representing interest(1)                 (18,234)
                                                   -----------------
      Present value of minimum payments              $     206,059
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

The company has agreed to take the steps necessary to acquire all the shares held by public shareholders subsequent to December 31, 1999 (See Note 12).

7. SHAREHOLDERS' DEFICIT AND LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Primarily as a result of losses and costs, previously incurred by the Company's Paragon subsidiary, the Company has incurred operating losses which have resulted in a shareholders' deficit of approximately $9.1 million and a working capital deficiency of approximately $2.9 million at December 31, 1999. The circumstances surrounding the losses previously incurred by Paragon have resulted in substantial claims and litigation against the Company (See Note 12). Management's actions in regard to these matters included discontinuing the Company's construction operations in 1998 and reducing ongoing expenses.

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

The joint venture agreement provides that JNAI shall continue until December 31, 2000, unless otherwise terminated prior to that date by the mutual consent of both partners or by operation of law. However, the termination date set forth in the joint venture agreement can be extended by mutual consent of both partners. Upon termination of JNAI, its net remaining assets are to be distributed to its two partners in the manner set forth in the joint venture agreement, which generally provides for distributions of equal amounts. As of March 29, 2000, the joint venture agreement has not been extended beyond December 31, 2000.

The following is a condensed summary of the operating results of JNAI:

                                                                   FOR THE YEARS ENDED NOVEMBER 30,
                                                         -----------------------------------------------------
                                                              1999               1998               1997
                                                         ---------------    ---------------     --------------
      Licensing revenues                                    $ 2,644,833        $ 2,052,410        $ 2,927,236
      Operating expenses and other                              404,448            439,576            755,052
      Provision for income taxes                                337,601            191,548             10,400
                                                         ---------------    ---------------     --------------
      Net income                                            $ 1,902,784        $ 1,421,286        $ 2,161,784
                                                         ===============    ===============     ==============

9. INCOME TAXES

The components of the provision for income taxes for the respective fiscal years consists of the following:

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------------
                                                              1999               1998               1997
                                                         ---------------    ---------------     --------------
      Current:
         State                                             $     10,000       $    175,629        $    32,091
         Foreign                                                 38,768             15,087             24,139
      Deferred:
         Federal                                             (2,894,959)        (8,191,023)        (8,244,808)
         State                                                      ---            116,520           (635,288)
      Change in valuation allowance                           2,894,959          8,074,503          8,880,096
                                                         ---------------    ---------------     --------------

      Provision for income taxes                           $     48,768       $    190,716        $    56,230
                                                         ===============    ===============     ==============

A reconciliation of the difference between the expected provision for income taxes on continuing operations using the statutory Federal tax rate and the Company's actual provision is presented below:

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------------
                                                              1999               1998               1997
                                                         ---------------    ---------------     --------------
      Provision using statutory Federal rate               $  1,597,069       $   (219,484)       $   378,330
      Non-deductible expenses                                    92,658             31,710             54,404
      State income taxes                                         10,000            175,629             32,091
      Foreign income taxes                                       38,768             15,087             24,139
      Change in valuation allowance                          (1,679,727)           187,774           (432,734)
                                                         ---------------    ---------------     --------------
                                                           $     48,768       $    190,716        $    56,230
                                                         ===============    ===============     ==============

The net deferred income tax asset is comprised of the following:

                                                                   DECEMBER 31,
                                                         ----------------------------------
                                                              1999               1998
                                                         ---------------    ---------------
      Deferred income tax assets:
         Allowance for doubtful accounts                 $      66,554        $  2,878,753
         Tax basis capitalized costs                               ---             132,413
         Tax basis in property and equipment
            in excess of book basis                             82,533              82,533
         Accruals not currently deductible                     229,304              71,114
         Net operating loss carryforwards                   19,234,307          13,914,507
         Foreign tax credit carryforwards                      851,149             497,094
                                                         ---------------    ---------------
                                                            20,463,847          17,576,414
                                                         ---------------    ---------------
      Deferred income tax liabilities:
         Book basis in intangible assets over tax basis            ---               7,526
         Book basis of investment in JNAI
            over tax basis                                     100,000             100,000
         Deferred revenue                                      (24,735)            (24,735)
                                                         ---------------    ---------------
                                                                75,265              82,791
                                                         ---------------    ---------------
      Net deferred income tax asset                         20,388,582          17,493,623
      Valuation allowance                                  (20,388,582)        (17,493,623)
                                                         ---------------    ---------------
                                                           $       ---        $        ---
                                                         ===============    ===============

At December 31, 1999, the Company had available a Federal net operating loss carryforward of approximately $33.1 million which expires in the year 2018, along with a foreign tax credit carryforward of $851,149 which expires in 2008.

In assessing the realizability of deferred tax assets, management must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 1999 and 1998, the Company provided a full valuation allowance to reserve for the net deferred tax asset balances because management currently believes that the future realization of such deferred tax assets is not more likely than not.

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

A summary of stock option transactions for the fiscal years ended December 31, 1999, 1998 and 1997 is set forth in the table below:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------------------------------
                                             1999                          1998                         1997
                                    ------------------------     -------------------------    -------------------------
                                                  WEIGHTED                     WEIGHTED                     WEIGHTED
                                                   AVERAGE                      AVERAGE                      AVERAGE
                                                   EXERCISE                    EXERCISE                      EXERCISE
                                      SHARES         PRICE         SHARES         PRICE         SHARES         PRICE
                                    -----------    ----------    -----------    ----------    ------------   ----------
Outstanding, beginning of year       222,675          $ 11.64       670,150        $ 12.61        383,688       $ 16.00
Options granted                          ---              ---        20,000           4.00        383,150          9.92
Options exercised                        ---              ---           ---            ---         (3,150)        16.00
Options canceled/forfeited           (41,500)           14.62      (467,475)         12.71        (93,538)        15.36
                                    -----------                  -----------                  ------------
Outstanding, end of year             181,175            10.96       222,675          11.64        670,150         12.61
                                    ===========                  ===========                  ============
Exercisable at year-end              107,968          $ 10.72        91,935        $ 10.71        122,600       $ 13.28
                                    ===========                  ===========                  ============
Available for future grants          469,863                        428,363                           ---
                                    ===========                  ===========                  ============

The following table summarizes information about outstanding and exercisable stock options at December 31, 1999:

                                                   OUTSTANDING                                EXERCISABLE
                                  -----------------------------------------------      ---------------------------
                                                    WEIGHTED
                                                     AVERAGE         WEIGHTED                          WEIGHTED
                                                    REMAINING          AVERAGE                          AVERAGE
EXERCISE PRICE OR RANGE                            CONTRACTUAL        EXERCISE                          EXERCISE
   OF EXERCISE PRICES               SHARES         LIFE (YEARS)         PRICE            SHARES          PRICE
------------------------------    -----------     ---------------    ------------      -----------     -----------
$  4.00                               20,000                 8.58          $ 4.00            5.00           $ 4.00
   8.00                               23,875                 8.00            8.00          18,348             8.00
  10.88 - 12.75                      107,300                 6.99           11.46          89,120            11.32
  16.00                               30,000                 6.59           16.00             ---              ---
                                  -----------                                          -----------
                                     181,175                 7.24           10.93         107,968            10.72
                                  ===========                                          ===========

In connection with his employment agreement with the Company, Jack Nicklaus is entitled to receive options to purchase 65,000 shares of Class A Common Stock each year for a period of four years, commencing on August 1, 1997. Such options, which are issued with an exercise price equal to the fair market value of the Class A Common Stock on the date of grant, are immediately exercisable upon grant and expire in 2006. The options that Mr. Nicklaus was entitled to receive on August 1, 1999 and 1998 were waived and deferred pending the resolution of certain shareholder claims. See Note 12.

The Option Plan also provides for options to be granted to each non-employee director of Golden Bear on the first business day following the annual meeting of shareholders of the Company. Each non-employee director is granted options for the purchase of 1,000 shares of Class A Common Stock with an exercise price equal to the fair market value of the Class A Common Stock on the date of grant, which expire 10 years from the date of grant. No options were granted to non-employee directors during 1999 or 1998.

The Option Plan is administered by the Compensation Committee of the Company's Board of Directors which is authorized to determine the provisions of future grants, including selecting the recipients, exercise price, terms and vesting schedules for such options.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based compensation arrangements whereby no compensation costs attributable to stock options is deducted in determining net income (loss). Had compensation costs for the Company's Option Plan been determined pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss and net loss per share would have changed accordingly. Using the Black-Scholes option pricing model for all options granted, the Company's pro forma net income (loss), pro forma net income
(loss) per share and pro forma weighted average fair value of options granted, with related assumptions, are as follows for the years ended December 31, 1999 and 1998.

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                             ---------------------------------------
                                                                   1999                  1998
                                                             ------------------    -----------------
Pro forma net income (loss)                                  $       7,591,250     $ (31,096,020)
Pro forma net income (loss) per share                        $            1.38     $       (5.65)
Pro forma weighted average fair
   value of options granted                                                ---              2.95
Risk-free interest rate                                                    ---               7.0%
Expected lives                                                             ---          10 years
Expected volatility                                                        ---              55.0%
Expected quarterly dividend rate                                           ---               0.0%

11. RETIREMENT SAVINGS PLAN

The Company participates in a retirement savings plan ("Savings Plan") sponsored by International. The Savings Plan operates as a defined contribution plan and is qualified under Section 401(k) of the Internal Revenue Code. The Savings Plan covers all employees who have completed one year of service. The Company matches the employees' contributions, up to a maximum of $1,500 per employee per Savings Plan year. A participant's individual contribution is limited to the maximum amount for such year under the Internal Revenue Code. Discretionary contributions can also be made to the Savings Plan. All employees who have completed one year of service and are employed at year-end are eligible for this contribution. Company contributions to the Savings Plan were $31,911, $29,068 and $59,535 during the years ended December 31, 1999, 1998 and 1997, respectively.

12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its corporate executive and administrative office facilities along with certain office equipment. The rent expense incurred under these leases was approximately $0.7 million, $0.7 million and $0.8 million during the years ended December 31, 1999, 1998 and 1997, respectively.

Future minimum lease payments required under noncancelable operating lease obligations are as follows:

                                                                    MINIMUM
                                                                     LEASE
      Years ending December 31:                                     PAYMENTS
                                                                ----------------
      2000                                                        $     706,567
      2001                                                              706,567
      2002                                                              685,594
      2003                                                              668,088
      2004                                                              668,088
      Thereafter                                                      1,057,806
                                                                ----------------
                                                                  $   4,492,710

                                                                ================

CLAIMS AND ASSESSMENTS

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and related amounts due, together with additional damages, totaling approximately $350,000. Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. Although the customer now claims its damages are in excess of $3.0 million, the initial claim submitted by the customer in arbitration was for $750,000. The Company intends to vigorously defend this claim, but the ultimate outcome of this matter is not determinable at this time. Accordingly, no provision for loss regarding this matter had been established at December 31, 1999. The ultimate disposition of this matter is not expected to have a material effect on the Company's financial position or results of operations.

In connection with the discontinuance of the construction business conducted by Paragon and the winding down of such operations, the Company has been named in numerous legal actions involving claims for damages and other amounts due to certain project owners, construction vendors and subcontractors. While the Company has entered into settlement negotiations with several claimants, the ultimate outcome of such negotiations is not determinable at this time. Certain of these claims, if determined adversely to the Company in the aggregate, could have a material adverse effect on the Company's financial position and results of operations. In 1998, the Company conducted a comprehensive review of Paragon's construction projects, focusing on the status of the projects, the costs required to fully complete the jobs and the anticipated profitability or losses of such projects. Attention was also directed toward determining contract requirements and the related estimated costs of fulfilling those requirements.

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

On December 24, 1998, plaintiffs filed their First Consolidated Class Action Complaint ("Consolidated Complaint") on behalf of themselves and all others who purchased common stock of the Company from April 30, 1997 through July 27, 1998, with the exception of the defendants and certain related or affiliated persons or entities. The defendants named in the Consolidated Complaint are Golden Bear Golf, Inc., Jack W. Nicklaus, Richard P. Bellinger, Jack P. Bates, Stephen S. Winslett, John Boyd and Andersen. The Consolidated Complaint alleges that during the purported class period, the defendants violated Section 10(b) and Rule 10b-5 promulgated thereunder and Section 20(a) of the Securities Exchange Act of 1934 by making misrepresentations or omissions of material fact in publicly filed documents and in other alleged public statements relating to the Company's financial condition and that of its wholly-owned subsidiary, Paragon Construction International, Inc. The plaintiffs are seeking an unspecified amount of damages, interest, costs and attorneys' fees.

On December 22, 1999, the parties entered into a Settlement Agreement relating to the consolidated actions. The Settlement Agreement was approved by the United States District Court during the final hearing on March 28,2000. In connection with the settlement, the plaintiffs filed a motion to allow the filing of their Second Amended Consolidated Complaint on behalf of a class of all persons, excluding the defendants, who purchased shares of the Company's Class A Common Stock from the date of the Company's public offering, August 1, 1996 through and including July 27, 1998. The Amended Consolidated Complaint includes allegations of securities law violations under Sections 11, 12(2) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Act and Rule 10b-5, as well as common law claims. Under the terms of the Settlement Agreement, the Company has established a settlement fund in the amount of $3.5 million to settle the class action litigation. The Company contributed $2.5 million to the settlement fund, this amount was funded by the Company's insurance carrier. Pursuant to the Settlement Agreement, Andersen also contributed $1.0 million to the settlement fund.

In connection with the Company's entry into the Settlement Agreement, the Company also entered into a settlement with Andersen to settle the Company's claims against it. The Company had previously advised Andersen of the belief that Andersen violated its duty of care in connection with the professional services it provided the Company and that the Company's losses, in part, resulted from the failure of due care. Andersen has vigorously denied a failure of due care on its part and has vigorously denied that any of the Company's losses resulted from anything Andersen did or failed to do. Notwithstanding their position, in order to avoid protracted litigation in which their position would be fully developed and resolved, the Company entered into a settlement agreement with Andersen. Pursuant to the settlement, Andersen agreed to pay the Company $3.8 million in cash and waive approximately $750,000 in receivables due to Andersen from the Company. The Company has included $4.6 million in Other Income for the year ended December 31, 1999.

In addition, the Company has agreed to take the steps necessary to acquire all the shares held by public shareholders at a cash price of $0.75 per share. The price for the publicly held shares was the result of negotiations between the Company and attorneys for the class action plaintiffs and has the approval of a committee of independent directors. An investment banking firm provided an opinion, that the consideration to be received by holders of the Company's Common Stock, other than Jack Nicklaus and his family, pursuant to the Settlement Agreement is fair from a financial point of view to such holders.

The Company has not given effect to the proposed repurchase of the outstanding shares held by the public shareholders in the accompanying financial statements. The following unaudited financial information gives pro forma effect to the proposed repurchase had it occurred as of December 31, 1999:

                                                 AS OF DECEMBER 31,
                                                         1999
                                                 ------------------
Unaudited pro forma total assets                  $      4,594,134
Unaudited pro forma total liabilities                  (15,674,277)
                                                  ------------------
Unaudited pro forma shareholder's deficit         $    (11,080,143)
                                                  ==================

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

The Company is also a party to various other legal proceedings that have arisen in the ordinary course of its business. The ultimate outcome of these matters cannot be predicted with certainty and these legal proceedings could result in additional losses that may have a material adverse effect on the Company's financial position or results of operations.

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

At December 31, 1999, the remaining term of the consulting agreement was approximately 17 years. However, the Company is entitled to terminate the agreement and its obligations thereunder, in the event that the golf center achieves less than 90% of its targeted annual profitability, as defined in the agreement. The targeted profitability levels are based on the average performance over each two-year period, starting one year after the April 1997 date that the golf center opened for business. The Company has recorded a liability for the estimated amount of its obligation under this agreement.

13.  RELATED PARTY TRANSACTIONS

The balances included in the accompanying Consolidated Balance Sheets under the caption "Due from International" consists of the net amounts owed to Golden Bear Golf, Inc. and its subsidiaries. At December 31, 1999 and 1998, the Company had net amounts due from International of $58,826 and $41,812, respectively. The net amounts due at December 31, 1999 and 1998 were comprised primarily of related party management fees attributable to personal endorsement services performed by Jack Nicklaus.

In 1997, the Company had a design services agreement with International pursuant to which the Company had marketed golf course designs for Nicklaus Design, a division of International. Under the design services marketing agreement, the Company generally had been entitled to 10% of the gross design fees collected by Nicklaus Design for its role in marketing such design services. The Company earned related party commissions in this capacity of approximately $1.3 million during fiscal 1997. Effective January 1, 1998, the design services marketing agreement was terminated in connection with an organizational realignment, pursuant to which International assumed certain financial obligations of the Company to employees and third parties formerly involved in the design marketing function.

In 1998, the Company, International and Jack Nicklaus (collectively, the "Company Affiliates") entered into an agreement with Weitz Golf International LLC ("Weitz Golf"), pursuant to which the Company Affiliates agreed to provide certain technical and marketing assistance in connection with the construction services offered by Weitz Golf, which include general contracting, design-build and construction management. Under the agreement, the Company agreed to no longer offer construction services independently during the term of the agreement which expires on December 31, 2007. The Company is entitled to receive 40% of the cumulative net profits, as defined, received by Weitz Golf pursuant to the contracts it enters into during the term of the agreement. There were no cumulative net profits from the operations of Weitz Golf through December 31, 1999.

Pursuant to the terms of a personal services management agreement, International and Jack Nicklaus have retained the Company as the exclusive manager and representative to market the personal endorsement services of Jack Nicklaus, under which the Company is generally entitled to approximately 20% to 30% of the personal endorsement fees received by Mr. Nicklaus. During fiscal 1999, 1998 and 1997, the Company earned related party management fees attributable to providing such services of $217,550, $571,749 and $565,905, respectively.

Under the terms of an office sharing agreement, the Company had subleased its corporate office facilities from International for the period from August 1, 1996 through July 31, 1997. The rent expense incurred under such sublease for the seven months ended July 31, 1997 was $358,755. Effective August 1, 1997, the Company entered into a separate lease agreement for its corporate office facilities directly with the owner of such facilities.

In addition, the Company had maintained certain office space in Singapore through October 31, 1997 that was shared with International. During the ten months ended October 31, 1997, a total of $239,000 of costs associated with maintaining such facilities was allocated to International. The Company subsequently terminated this lease effective April 1, 1998 and closed the office that it had previously maintained in Singapore.

The Company has an office staff sharing agreement with International that provides for sharing services of certain specifically identified office staff and personnel that can effectively serve the needs of both organizations. This agreement was established effective with the reorganization of the Company on August 1, 1996. During the years ended December 31, 1999, 1998 and 1997, payroll and related costs associated with such shared employees were allocated to International in the amounts of $32,850, $111,000 and $458,964, respectively.

During fiscal 1997, the Company paid a $100,000 investment banking fee to International for services rendered by Golden Bear Financial Services, a division of International, in connection with negotiating the $10 million revolving credit facility that the Company obtained during the year. The fee was equal to 1% of the total facility commitment.

An analysis of the activity in "Due from International" is as follows:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------------------
                                                             1999                 1998                 1997
                                                       -----------------    -----------------    -----------------
      Balance at beginning of year                       $       41,812       $     157,698        $     843,235
      Related party commissions and fees                        217,550             571,749            1,870,735
      Reimbursement for shared employees                         32,850             111,000              458,964
      Reimbursement for Singapore office costs                     ---                  ---              239,000
      Sublease of corporate office facilities                      ---                  ---             (358,755)
      Investment banking fee                                       ---                  ---             (100,000)
      Payments received                                        (233,386)           (798,635)          (2,795,481)
                                                       -----------------    -----------------    -----------------
      Balance at end of year                             $       58,826       $      41,812        $     157,698
                                                       =================    =================    =================

In the ordinary course of business, the Company purchases golf equipment manufactured by Nicklaus Golf Equipment Company, L.C., a privately owned company in which Jack Nicklaus has a 50% equity interest. Such equipment is currently purchased primarily for promotional programs associated with the Company's NICKLAUS FLICK GAME IMPROVEMENT. Prior to the sale of the Company's Golf Centers subsidiary, such equipment was also purchased for resale in the pro shops of the Company's golf centers. During fiscal 1999, 1998 and 1997, the Company purchased such golf equipment at a cost of $21,312, $163,691 and $405,205, respectively.

During the years ended December 31, 1999, 1998 and 1997, the Company procured certain printing and graphic services totaling $90,647, $93,243 and $125,101, respectively, from Executive Sports International ("ESI"), a privately held company owned in part by a member of the Nicklaus family. In 1999, the Company entered into a marketing and support agreement with ESI in connection with the promotion, marketing, sale and operation of NICKLAUS FLICK GAME IMPROVEMENT'S Executive Golf Programs and other group golf school and clinic programs. Under the marketing and support agreement, ESI earned a management fee of $87,000, commissions of $90,925 and was reimbursed for student travel and amenities of $49,000 during 1999.

In 1998, Jack Nicklaus advanced $2.4 million to the Company evidenced by an unsecured five-year promissory note. The loan proceeds were used by the Company in connection with the settlement of certain claims associated with a golf course development project. Jack Nicklaus also advanced the Company $850,000 pursuant to the terms of a subordinated short-term loan which was used as bridge financing for the Company pending the closing of the sale of Golf Centers. The Company repaid all such advances under the subordinated short-term loan in August 1998, using proceeds from the sale of Golf Centers.

On April 15, 1999, the Company entered into a settlement agreement with a former customer of Paragon. Paragon had been engaged by this customer (the "Developer") to construct a golf course located in San Jose, California ("California Project") and one located in Orlando, Florida ("Florida Project"). Nicklaus Design, a division of International, designed both of the golf course projects. In addition, the Florida Project is owned by a partnership controlled by the Developer in which International has a 25% limited partner interest. After Paragon was unable to complete these projects, Paragon and the owners of the projects entered into a Settlement Agreement and Release of Claims. Subsequent to and notwithstanding the terms of this settlement, issues arose regarding responsibility for certain cost overruns that were incurred in connection with the construction of the golf courses. Based upon an assessment of the potential risks and costs of litigation, the Company agreed to a revised settlement pursuant to which Paragon agreed to pay the Developer certain of the amounts at issue.

With regard to the California Project, Paragon issued to the Developer a promissory note in the amount of $785,436 bearing interest at an annual rate of 10%, payable in quarterly installments of principal and interest over three years. With regard to the Florida Project, Paragon issued to the Developer a promissory note in the amount of $496,171 bearing interest at an annual rate of 10%, payable in quarterly installments of principal and interest over five years. International guaranteed these notes. In connection with the settlement, International agreed to credit any payments to which it would otherwise be entitled to for the design services performed by Nicklaus Design at these two projects, against the respective notes payable to be issued by Paragon to the Developer. During 1999, Paragon paid $63,223 and $189,622 to the Developer related to the Florida Project and California Project, respectively. During 1999, Paragon paid a total of $11,000 in interest pursuant to such obligations due to International.

14. DISCONTINUED OPERATIONS

GOLDEN BEAR GOLF CENTERS

The Company sold the stock of its wholly-owned Golf Centers subsidiary on July 20, 1998. In connection with the sale, the Company entered into a licensing agreement with the purchaser granting such purchaser the right to continue operating the acquired golf centers under the GOLDEN BEAR GOLF CENTER brand name. The Company retained its licensing and franchising rights with respect to being able to offer franchise opportunities to outside parties for the operation of golf instruction and practice facilities. In this regard, Golf Centers distributed certain of its assets and liabilities to the Company prior to the closing of the sale. All of the financial activities associated with the operations that were sold have been classified as discontinued operations.

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

The financial activities associated with Paragon have been classified as discontinued operations in the accompanying Consolidated Financial Statements. The results of operations attributable to Paragon are included in the accompanying Consolidated Statements of Operations as a component of the line item captioned, "Income (loss) from discontinued operations, net." The income
(loss) from such operations was $3,037,172, $(26,521,886) and $(17,326,058) for
the years ended December 31, 1999, 1998 and 1997, respectively. The net income for the current year is primarily attributable to a favorable settlement with regard to litigation involving the Company's insurance carrier that previously provided certain construction related bonds for several of Paragon's construction projects. In addition, the Company reached favorable settlements with regard to its claims against certain project owners. In connection with a settlement with Paragon's bonding company, Jack Nicklaus individually guaranteed payment of a note payable which has a remaining balance of $850,000 as of December 31, 1999.

The components of the net liabilities associated with Paragon's discontinued operations included in the accompanying Consolidated Balance Sheets consist of the following:

                                                                   DECEMBER 31,
                                                         ----------------------------------
                                                              1999               1998
                                                         ---------------    ---------------
      Current assets                                       $     60,844       $  1,932,478
      Property and equipment, net                               131,999          1,675,550
                                                         ---------------    ---------------
            Total assets                                        192,843          3,608,028
                                                         ---------------    ---------------
      Current liabilities                                     5,194,455         17,485,446
      Notes payable and capital leases                        4,870,499               ---
                                                         ---------------    ---------------
            Total liabilities                                10,064,954         17,485,446
                                                         ---------------    ---------------
            Net liabilities of discontinued operations     $  9,872,111       $ 13,877,418
                                                         ===============    ===============

15. SEGMENT REPORTING

All of the Company's revenue generating activities are conducted by one operating segment encompassing the licensing of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS FLICK GAME IMPROVEMENT and the generation of marketing fees related to Jack Nicklaus' personal endorsements. As the Company operates and tracks its results in one operating segment, certain segment disclosure requirements are not applicable.

16.  INTERNATIONAL OPERATIONS

The Company derives a portion of its revenues from foreign sources, primarily through the apparel licensing activities of its JNAI unconsolidated joint venture and through certain of its golf centers licensing operations. Although JNAI conducts its operations in the United States, substantially all of its revenues are received from licensees located in the Asia Pacific region, primarily Japan and Korea. All of the revenues of JNAI's licensees are generated in foreign currencies. The licensees pay their license fees to JNAI denominated in their respective functional currencies which are then converted to U.S. dollars based on the exchange rate on the date of payment. Fluctuations in the foreign currency values of these currencies relative to the U.S. dollar could have a material adverse effect on the Company's future profitability. Furthermore, the Company is engaged in significant business activities in Japan and Asia. To the extent that markets in these geographic areas are volatile and unfavorably impact the Company's customers, such events could have an adverse effect on the Company's operations in the region going forward.

The Company has several licensees that operate golf center facilities under the tradenames JACK NICKLAUS GOLF CENTER and JACK NICKLAUS ACADEMY OF GOLF that are located in the Pacific Rim and Europe. Such licensees generally remit their licensing fees, which are based on a percentage of their revenues, to the Company denominated in their respective local currencies. Certain information with respect to the Company's net investment in, and net equity in the earnings of JNAI, along with the foreign operations of its golf centers licensing activities is set forth below.

                                                                   AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------------
                                                                   1999               1998                1997
                                                              ---------------     --------------     ---------------
         Assets                                                $     541,019       $    411,870       $     289,496
                                                              ===============     ==============     ===============

         Revenues                                              $   1,183,308       $    832,647       $   1,080,892
                                                              ===============     ==============     ===============

         Contribution to operating income before
            Allocation of corporate overhead                   $   1,183,308       $    767,312       $   1,080,892
                                                              ===============     ==============     ===============

17.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended December 31, 1999 and 1998 is presented below.

                                                                         QUARTER ENDED
                                            -------------------------------------------------------------------------
                                              MARCH 31,            JUNE 30,         SEPTEMBER 30,       DECEMBER 31,
                                                 1999                1999               1999               1999
                                            ---------------     ---------------    ---------------     --------------
Total revenues                              $  2,843,331         $   3,829,319      $   1,871,571       $  2,694,200

Operating income (loss)                         (519,089)              454,706           (293,887)           371,823

Income (loss) from continuing operations        (558,716)              439,728           (106,125)         4,844,195

Income (loss) from discontinued operations           ---               201,235            234,146          2,759,794

Net income (loss)                               (558,716)              640,963            128,021          7,603,989

Earnings per share - basic and diluted:
Income (loss) from continuing operations    $      (0.10)        $        0.08       $      (0.02)       $      0.88
Income (loss) from discontinued
operations                                           ---                  0.04               0.04               0.50
                                            --------------     ---------------    ---------------     --------------
Net income (loss) per share                 $      (0.10)        $        0.12       $       0.02        $      1.38
                                             ==============     ===============    ===============     ==============

                                                                          QUARTER ENDED
                                             ------------------------------------------------------------------------
                                               MARCH 31,           JUNE 30,         SEPTEMBER 30,       DECEMBER 31,
                                                 1998                1998               1998               1998
                                             --------------     ---------------    ---------------     --------------
Total revenues                                $  2,981,085       $   3,290,741      $   2,457,879       $  2,655,335

Operating income (loss)                           (111,922)            572,718           (583,471)            72,682

Income (loss) from continuing operations          (301,556)            192,758           (829,160)           101,700

Loss from discontinued operations, net          (6,957,403)         (9,768,636)        (8,401,979)        (4,487,449)

Net (loss)                                      (7,258,959)         (9,575,878)        (9,231,139)        (4,385,749)

Earnings per share - basic and diluted:
Income (loss) from continuing operations      $      (0.06)      $        0.04     $        (0.15)      $       0.02
Loss from discontinued operations, net               (1.26)              (1.78)             (1.53)             (0.82)
                                             --------------     ---------------    ---------------     --------------
Net loss per share                            $      (1.32)      $       (1.74)    $        (1.68)      $      (0.80)
                                             ==============     ===============    ===============     ==============

18. SUBSEQUENT EVENT

On March 28, 2000, the United States District Court approved the Settlement Agreement related to the Company's shareholder lawsuits. See Note 12.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information as of March 22, 2000 with respect to the directors and executive officers of the Company. A summary of the background and experience of each of these individuals is set forth after the table. The executive officers serve at the discretion of the Company's Board of Directors.

NAME                             AGE       POSITION WITH THE COMPANY
----                             ---       -------------------------
Jack W. Nicklaus                 60        Chairman of the Board

Stephen S. Winslett              48        Senior Vice President, Chief Operating Officer and Chief Financial Officer

Roger E. Birk                    69        Director

Richard F. Chapdelaine           75        Director

John F. McGovern                 53        Director

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

STEPHEN S. WINSLETT joined the Company in October 1997 as Senior Vice President and Chief Financial Officer. In October 1998, Mr. Winslett was also appointed Chief Operating Officer of the Company after the resignation of the Company's President and Chief Executive Officer. In this capacity, Mr. Winslett is responsible for all of the operational activities and financial matters of the Company. Prior to his employment with the Company, Mr. Winslett was Vice President of Finance and Administration for the North American operations of The Albert Fisher Group PLC, a multinational corporation listed on the London Stock Exchange.

ROGER E. BIRK, a private investor, has served as a member of the Company's Board of Directors since October 1996. Mr. Birk served as the President of the Federal National Mortgage Association ("Fannie Mae") from 1987 to 1992 and is currently one of its Board members. Prior to his tenure at Fannie Mae, Mr. Birk served as Chairman and a member of the Board of the International Securities Clearing Corporation. He also served as Chairman of the Board and Chief Executive Officer of Merrill Lynch & Company, Inc. from 1981 to 1984 and was named Chairman Emeritus in 1985. In addition to Fannie Mae, Mr. Birk currently serves on the Board of Directors of Penske Corporation, Wellpoint Health Networks, Inc., and is a life trustee of the University of Notre Dame.

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

JOHN F. MCGOVERN has served as a member of the Company's Board of Directors since October 1996. Mr. McGovern is currently a principal in Aurora Capitol, LLC located in Atlanta, Georgia. Mr. McGovern also serves as member of the Board of Directors of Hvide Marine Towing, a Ft. Lauderdale, Florida based company. Until November 1999, Mr. McGovern served as the Executive Vice President of Finance and Chief Financial Officer of Georgia-Pacific Corporation.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information with respect to the annual and long-term compensation paid or accrued by the Company during fiscal 1999, 1998 and 1997 to the Company's sole executive officer.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                 COMPENSATION
                                                     ANNUAL COMPENSATION             AWARDS
                                                  ---------------------------     -------------
                                                                                   SECURITIES         ALL OTHER
NAME AND                               YEAR         SALARY          BONUS          UNDERLYING        COMPENSATION
   PRINCIPAL POSITION                  (1)            ($)            ($)          OPTIONS (#)            ($)
---------------------------------     -------     ------------    -----------     -------------    -----------------
Stephen S. Winslett                    1999          230,000         100,000               ---              7,082
   Senior Vice President,              1998          200,000          30,000               ---              7,167
   Chief Operating Officer and         1997           38,889             ---            30,000             10,614
   Chief Financial Officer

(1) The amount presented for Mr. Winslett during 1997 includes $9,333 representing reimbursement of moving expenses incurred in connection with his relocation to West Palm Beach, Florida.

(2) Mr. Winslett's employment with the Company began on October 22, 1997 at an annual base salary of $200,000. Effective January 1, 1999, the Compensation Committee of the Company's Board of Directors authorized an increase in his annual base salary to $230,000. In addition, the compensation committee granted Mr. Winslett a discretionary bonus of $100,000 during 1999 in recognition of his expanded role as both the COO and CFO of the Company and for his contributions to the reorganization of the Company.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

There were no stock options granted to the named executive during fiscal 1999 under the Company's 1996 Stock Option Plan ("Option Plan").

FISCAL YEAR END OPTION VALUES

None of the stock options previously issued by the Company to the named executive were exercised during fiscal 1999. At December 31, 1999, Mr. Winslett had a total of 30,000 unexercised stock options, of which 20,000 options were exercisable. None of the options held by Mr. Winslett were in-the-money at December 31, 1999.

COMPENSATION OF DIRECTORS

Directors of the Company who are also employees of the Company do not receive fees or retainers for serving as directors. Each non-employee director is entitled to receive $20,000 per year for his services as a director plus reimbursement of travel expenses to board and committee meetings. Each non-employee director is also entitled to receive $1,000 per quarter for his participation on the Audit Committee and Compensation Committee of the Company's Board of Directors. Pursuant to the Option Plan, non-employee directors are automatically granted non-qualified options each year to purchase 1,000 shares of the Company's Class A Common Stock on the first business day following the Company's annual meeting of shareholders. Such options are granted with an exercise price equal to the fair market value of the stock on the date of grant and have a term of ten years. No options were granted to non-employee directors during 1999 because the Company did not hold an annual meeting of shareholders during the year.

EMPLOYMENT AGREEMENTS

Upon the closing of the initial public offering of its Class A Common Stock, the Company entered into an employment agreement, effective August 1, 1996, with Mr. Nicklaus. The agreement provides for an annual base salary of $125,000, subject to annual increases as determined by the Compensation Committee of the Company's Board of Directors, which is comprised entirely of non-employee directors. Under the terms of the agreement, the Company has agreed to employ Mr. Nicklaus for a period of five years, which period is automatically extended for additional one year periods until the employment agreement is terminated by the Company or Mr. Nicklaus. In addition to the time associated with serving as the Chairman of the Board of the Company, Mr. Nicklaus is required to spend a maximum of ten days performing personal services or making appearances in connection with the Company's licensing arrangements and marketing partnerships. Compensation for any additional days in which Mr. Nicklaus agrees to provide such personal services or appearances on behalf of the Company is to be mutually agreed upon by the Company and Mr. Nicklaus on a case-by-case basis. In connection with certain cost savings methods previously implemented by the Company Mr. Nicklaus agreed to temporarily suspend payment of his base salary during 1999.

Under the terms of his employment agreement, Mr. Nicklaus is also entitled to receive options to purchase 65,000 shares of Class A Common Stock each year, for a period of four years, commencing on August 1, 1997. The options are immediately exercisable upon grant, expire in 2006 and have a per share price equal to the fair market value on the date of grant. In the event of Mr. Nicklaus' death, Mr. Nicklaus' heirs will be entitled to continue to receive the stock options which Mr. Nicklaus would have been entitled to receive under the employment agreement. The options that Mr. Nicklaus was entitled to receive on August 1, 1999 and 1998 were waived and deferred pending the resolution of certain shareholder claims.

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

In addition to the offices of Senior Vice President and Chief Financial Officer of the Company previously held by Mr. Winslett, he was also appointed Chief Operating Officer of the Company in October 1998, after the resignation of the Company's President and Chief Executive Officer. Effective January 1, 1999, the Compensation Committee authorized an increase in Mr. Winslett's annual base salary to $230,000. The Company's employment arrangement with Mr. Winslett also provides for the payment of annual performance-based additional bonus compensation equal to a percentage of his base salary, based on the achievement of certain pre-established performance objectives. During fiscal 1999, Mr. Winslett received a $100,000 discretionary bonus approved by the Compensation Committee. His employment arrangement also contains certain provisions with respect to confidentiality and non-competition.

In addition the Company entered into an agreement to retain its former president and chief executive officer as independent consultant to the Company effective with his resignation on August 31, 1998. The terms of the consulting agreement provide for an annual fee for $100,000, payable in semi-monthly installments over the four year term. Pursuant to the agreement, during 1999 the Company paid $100,000 to its former president.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Class A Common Stock and Class B Common Stock as of March 22, 2000 by (i) each person or entity who is the beneficial owner of five percent or more of the outstanding shares of Class A Common Stock or Class B Common Stock, (ii) each director and the named executive officer of the Company and (iii) all directors and the executive officer of the Company as a group. The business address of each five percent holder, director and the named executive officer listed below is the Company's corporate address. As described in the notes to the table, voting and/or investment power with respect to certain shares of Class B Common Stock is shared by certain of the parties identified below. Consequently, such shares may be shown as beneficially owned by more than one person.

                                                               AMOUNT AND NATURE OF
                                                               BENEFICIAL OWNERSHIP                  PERCENT OF
                                                     ------------------------------------------     TOTAL VOTING
                                                         NUMBER OF              NUMBER OF             POWER OF
                                                     SHARES OF CLASS A      SHARES OF CLASS B       OUTSTANDING
                                                        COMMON STOCK           COMMON STOCK            COMMON
BENEFICIAL OWNER                                           OWNED                 OWNED(2)             STOCK(1)
-------------------------------------------------    -------------------    -------------------    ---------------
Jack W. Nicklaus(3)(5)                                          240,000              2,760,000              91.7%
Golden Bear International, Inc.(4)                                  ---              1,320,000              43.5%
Barbara B. Nicklaus and Northern Trust
   Bank of Florida, N.A., as co-trustees(5)                         ---                573,600              18.9%
Stephen S. Winslett                                                 ---                    ---                  *
Roger E. Birk                                                     7,500                    ---                  *
Richard F. Chapdelaine                                            3,150                    ---                  *
John F. McGovern                                                  3,000                    ---                  *
All directors and executive officers as
   a group (5 persons)(3)(5)                                    253,650              2,760,000              91.8%

-------------------------------------------------
 *   Represents less than 1% of the total.

(1) The calculation of the percent of total voting power of outstanding Common Stock is based on the respective number of shares of Class A Common Stock and Class B Common Stock outstanding as of March 22, 2000, at which date there were 2,744,962 shares of Class A Common Stock and 2,760,000 shares of Class B Common Stock outstanding. Each share of Class B Common Stock entitles the holder to ten votes.

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

(5) All 573,600 shares of Class B Common Stock are held by Mrs. Nicklaus and Northern Trust Bank of Florida, N.A. as co-trustees of trusts for the benefit of Mr. and Mrs. Nicklaus' children. Mrs. Nicklaus and Northern Trust Bank of Florida, N.A. disclaim beneficial ownership of such shares. All of these shares are subject to a shareholders' agreement with Mr. Nicklaus which, among other things, grants to Mr. Nicklaus the right to vote all such shares and imposes certain limitations in the transfer of such shares. Certain of these shares are pledged to Mr. Nicklaus to secure loans made by Mr. Nicklaus to each of the trusts.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ARRANGEMENTS WITH INTERNATIONAL

The Company, International and Jack Nicklaus (collectively, the "Company Affiliates") have an agreement with Weitz Golf International LLC ("Weitz Golf"), pursuant to which the Company Affiliates provide certain technical and marketing assistance in connection with the construction services offered by Weitz Golf, which include general contracting, design-build and construction management. Under the agreement, the Company no longer offers construction services independently during the term of the agreement, which expires on December 31, 2007. The Company is entitled to receive 40% of the cumulative net profits, as defined, received by Weitz Golf pursuant to the contracts it enters into during the term of the agreement. There were no significant cumulative net profits from the operations of Weitz Golf through December 31, 1999.

Pursuant to the terms of a personal services management agreement, International and Jack Nicklaus have retained the Company as the exclusive manager and representative to market the personal endorsement services of Mr. Nicklaus, under which the Company is generally entitled to approximately 20% to 30% of the personal endorsement fees received by Mr. Nicklaus. During fiscal 1999, the Company earned management fees attributable to providing such services of $217,550. At December 31, 1999, the Company had a net amount due from International of $58,826, which was comprised primarily of the management fees attributable to such personal endorsement services performed by Mr. Nicklaus.

The Company has an office staff sharing agreement with International that provides for the sharing of the services of certain specifically identified office staff and personnel that can effectively serve the needs of both organizations. A total of $32,850 attributable to payroll and related costs associated with such shared employees was allocated to International during fiscal 1999.

Mr. Nicklaus provides services in various capacities to International and its affiliates on an ongoing basis. During fiscal 1999, Mr. Nicklaus received a salary from International for services rendered to International and its affiliates.

On April 15, 1999, the Company entered into a settlement agreement with a former customer of Paragon. Paragon had been engaged by this customer (the "Developer") to construct a golf course located in San Jose, California ("California Project") and one located in Orlando, Florida ("Florida Project"). Nicklaus Design, a division of International, designed both of the golf course projects. In addition, the Florida Project is owned by a partnership controlled by the Developer in which International has a 25% limited partner interest. After Paragon was unable to complete these projects, Paragon and the owners of the projects entered into a Settlement Agreement and Release of Claims. Subsequent to and notwithstanding the terms of this settlement, issues arose regarding responsibility for certain cost overruns that were incurred in connection with the construction of the golf courses. Based upon an assessment of the potential risks and costs of litigation, the Company agreed to a revised settlement pursuant to which Paragon agreed to pay the Developer certain of the amounts at issue.

With regard to the California Project, Paragon issued to the Developer a promissory note in the amount of $785,436 bearing interest at an annual rate of 10%, payable in quarterly installments of principal and interest over three years. With regard to the Florida Project, Paragon issued to the Developer a promissory note in the amount of $496,171 bearing interest at an annual rate of 10%, payable in quarterly installments of principal and interest over five years. International guaranteed these notes. In connection with the settlement, International agreed to credit any payments to which it would otherwise be entitled to for the design services performed by Nicklaus Design at these two projects, against the respective notes payable to be issued by Paragon to the Developer. During 1999, Paragon paid $63,223 and $189,622 to the Developer. During 1999, Paragon paid a total of $11,000 in interest pursuant to such obligations due to International.

NICKLAUS GOLF EQUIPMENT COMPANY, L.C.

In the ordinary course of business, the Company purchases golf equipment manufactured by Nicklaus Golf Equipment Company, L.C., a privately owned company in which Jack Nicklaus has a 50% equity interest. Such equipment is purchased primarily for promotional programs associated with the Company's NICKLAUS FLICK GAME IMPROVEMENT. During fiscal 1999, the Company purchased such golf equipment at an aggregate cost of $21,312.

EXECUTIVE SPORTS INTERNATIONAL

During the years ended December 31, 1999, 1998 and 1997, the Company procured certain printing and graphic services totaling $90,647, $93,243 and $125,101, respectively, from Executive Sports International ("ESI"), a privately held company owned in part by a member of the Nicklaus family. In 1999, the Company entered into a marketing and support agreement with ESI in connection with the promotion, marketing, sale and operation of NICKLAUS FLICK GAME IMPROVEMENT'S Executive Golf Programs and other group golf school and clinic programs. Under the marketing and support agreement, ESI earned a management fee of $87,000, commissions of $90,925 and was reimbursed for student travel and amenities of $49,000 during 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements of the Company are set forth in Part II, Item 8 of this report.

     (2) Financial Statement Schedule II, Valuation and Qualifying Accounts for the Years Ended December 31, 1999, 1998 and 1997 is submitted herein.

     (3) Separate Financial Statements of Subsidiary Not Consolidated - Jack Nicklaus Apparel International, as of and for the Year Ended November 30, 1999.

     (4) Exhibits are set forth in the Index to Exhibits included elsewhere herein.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed during the fourth quarter of the fiscal year ended December 31, 1999.

(c)  Exhibits

     See (a) (4) above.

(d)  Financial Statement Schedules

     See (a) (2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2000.

                       GOLDEN BEAR GOLF, INC.


                       By:   /S/  STEPHEN S. WINSLETT
                             --------------------------------------------------
                             Stephen S. Winslett
                             Senior Vice President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2000.

           SIGNATURE                                   TITLE

/S/  JACK W. NICKLAUS
------------------------------
Jack W. Nicklaus                    Director and Chairman of the Board


/S/  STEPHEN S. WINSLETT
------------------------------
Stephen S. Winslett                 Senior Vice President, Chief Operating
                                    Officer, Chief Financial Officer
                                    (Principal Executive, Financial and
                                    Accounting Officer)

/S/  ROGER E. BIRK
------------------------------
Roger E. Birk                       Director


/S/  RICHARD F. CHAPDELAINE
------------------------------
Richard F. Chapdelaine              Director


/S/  JOHN F. MCGOVERN
------------------------------
John F. McGovern                    Director

                             GOLDEN BEAR GOLF, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                                     ADDITIONS           DEDUCTIONS
                                                                   ---------------     ---------------
                                                  BALANCE AT         CHARGED TO                             BALANCE AT
                                                  BEGINNING          COSTS AND            AMOUNTS              END
                DESCRIPTION                        OF YEAR            EXPENSES          WRITTEN OFF          OF YEAR
--------------------------------------------    ---------------    ---------------     ---------------    ---------------
YEAR ENDED DECEMBER 31, 1997:
   Allowance for uncollectible accounts          $     151,563      $      80,250       $     179,313      $      52,500
   Valuation allowance for deferred
      Tax assets                                       539,000          8,880,116                 ---          9,419,116

YEAR ENDED DECEMBER 31, 1998:
   Allowance for uncollectible accounts          $      52,500      $     384,995       $     156,807      $     280,688
   Valuation allowance for deferred
      Tax assets                                     9,419,116          8,074,507                 ---         17,493,623

YEAR ENDED DECEMBER 31, 1999:
   Allowance for uncollectible accounts          $     280,688      $     109,835       $     194,775      $     195,748
   Valuation allowance for deferred
      Tax assets                                    17,493,623           2,894,959                ---         20,388,582

                        SEPARATE FINANCIAL STATEMENTS OF
                           SUBSIDIARY NOT CONSOLIDATED




                       JACK NICKLAUS APPAREL INTERNATIONAL

                              FINANCIAL STATEMENTS


                                  TOGETHER WITH

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                                NOVEMBER 30, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Joint Venture Partners of Jack Nicklaus Apparel International:

We have audited the accompanying balance sheet of Jack Nicklaus Apparel International as of November 30, 1999 and the related statements of operations, partners' equity and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jack Nicklaus Apparel International as of November 30, 1999 and the results of its operations and its cash flows for the fiscal year then ended, in conformity with accepted accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

West Palm Beach, Florida,
   March 28, 2000.

                       JACK NICKLAUS APPAREL INTERNATIONAL

                                  BALANCE SHEET

                            AS OF NOVEMBER 30, 1999

                                     ASSETS
CURRENT ASSETS:
   Cash                                                   $        100,400
   Accounts receivable                                            1,438,141
                                                          -----------------
           Total current assets                                   1,538,541

INVESTMENT IN AFFILIATED COMPANY                                     49,863
                                                          -----------------

           Total assets                                    $      1,588,404
                                                          =================

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                        $         42,462
   Accrued commissions                                              232,078
   Accrued income taxes                                             188,119
   Accrued liabilities                                               44,166
   Deferred revenue                                                  13,627
                                                          -----------------

           Total current liabilities                                520,452

COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' EQUITY                                                  1,067,952
                                                          -----------------

           Total liabilities and partners' equity          $      1,588,404
                                                          =================

            The accompanying notes to the financial statements are an integral part of this statement.

                       JACK NICKLAUS APPAREL INTERNATIONAL

                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED NOVEMBER 30, 1999


REVENUES                                                 $        2,644,833

OPERATING EXPENSES                                                  404,448
                                                         -------------------

       Income before provision for income taxes                   2,240,385

PROVISION FOR INCOME TAXES                                          337,601
                                                         -------------------

       Net income                                        $        1,902,784
                                                         ===================

            The accompanying notes to the financial statements are an integral part of this statement.

                       JACK NICKLAUS APPAREL INTERNATIONAL

                          STATEMENT OF PARTNERS' EQUITY

                      FOR THE YEAR ENDED NOVEMBER 30, 1999


BALANCE, November 30, 1998                        $    714,288

Net income                                           1,902,784

Distributions to partners                           (1,549,120)
                                                 --------------

BALANCE, November 30, 1999                        $  1,067,952
                                                 ==============


            The accompanying notes to the financial statements are an integral part of this statement.

                       JACK NICKLAUS APPAREL INTERNATIONAL

                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED NOVEMBER 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                                     $    1,902,784
      Changes in assets and liabilities:
         Accounts receivable                                                                            (656,142)
         Accounts payable                                                                                 (2,867)
         Accrued commissions                                                                              75,123
         Accrued income taxes                                                                            127,602
         Accrued liabilities                                                                              44,166
         Deferred revenue                                                                                 13,627
                                                                                                 -------------------
           Net cash provided by operating activities                                                    1,504,293

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                                           (1,549,120)
                                                                                                 -------------------
           Net decrease in cash                                                                           (44,827)
CASH, beginning of year                                                                                   145,227
                                                                                                 -------------------
CASH, end of year                                                                                 $       100,400
                                                                                                 ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                                                      $           ---
                                                                                                 ===================

      Cash paid for income taxes                                                                  $       257,041
                                                                                                 ===================

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

The joint venture agreement provides that JNAI shall continue until December 31, 2000, unless otherwise terminated prior to that date by the mutual consent of both partners or by operation of law. However, the termination date set forth in the joint venture agreement can be extended by mutual consent of both partners. As of March 28, 2000, the joint venture agreement has not been extended beyond December 31, 2000. Upon termination of JNAI, its net remaining assets are to be distributed to its two partners in the manner set forth in the joint venture agreement, which generally provides for distributions of equal amounts.

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

CASH

Cash is comprised of funds on deposit in a non-interest bearing checking account.

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

CONCENTRATION OF CREDIT RISK

JNAI's credit risks consist primarily of accounts receivable with its two primary licensees, JNJ, Inc.("JNJ")and Kolon, Inc ("Kolon"). The Company performs periodic credit evaluations of its customers' financial condition and provides allowances for doubtful accounts as required based upon factors surrounding the credit risk of specific customers, historical trends and other information. JNJ and Kolon represented $1.3 million and $1.1 million, respectively, of JNAI's revenues for the fiscal year ended November 30, 1999. Amounts due from JNJ and Kolon, totaled $0.7 million and $0.7 million, respectively, as of November 30, 1999.

ACCRUED COMMISSIONS

Accrued commissions are payable to an officer of JNAI in lieu of fixed compensation for certain marketing and other promotional services performed on behalf of JNAI. Such commissions are based on 33.3% of operating profits as defined.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include estimates of collectability of accounts receivable. Actual results could differ from those estimates.

FOREIGN EXCHANGE INSTRUMENTS

JNAI is exposed to the impact of foreign currency fluctuations. Such exposure to market risk is inherent in certain of JNAI's financial instruments which arise from transactions entered into in the normal course of business. JNAI has significant operations in Asia and as a result, its financial performance could be affected by significant fluctuations in foreign exchange rates. To mitigate potential adverse trends, JNAI has historically entered into various hedging contracts to protect the value of its earned royalty payments denominated in Japanese Yen. JNAI's policy is to enter into such foreign currency hedging transactions only to the extent considered necessary to protect the values of such royalties. JNAI does not enter into foreign currency transactions for speculative purposes.

The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Gains and losses on currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on currency forward contracts that are designated and effective as hedges of existing transactions are recognized in income in the same period as losses and gains on the underlying transactions are recognized and generally offset. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the applicable period.

In November 1999, the partners of JNAI, entered into currency forward contracts on behalf of JNAI. The notional amounts were $433,541 maturing in January 2000 and $295,626 maturing in February 2000. In December 1999, the partners of JNAI entered into currency forward contracts in amounts of $465,224 and $332,683 maturing in July 2000 and August 2000, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash, accounts receivable, accounts payable and accrued liabilities are stated at cost which approximates fair value.

ACCOUNTING PRONOUNCEMENT

Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. During the year ended November 30, 1999, the Company did not have any changes in its equity resulting from such non-owner sources. Accordingly, comprehensive income as set forth by SFAS No. 130 was equal to the net income (loss) amounts presented for the accompanying Statement of Operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133." SFAS 137 deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. Management believes the impact of adopting this statement will not have a material impact upon the Company's results of operations of financial position.

2.  INVESTMENT IN AFFILIATED COMPANY

JNAI has a 30% equity interest in certain operations of JNJ, Inc. ("JNJ"), which receives specific royalties from other licensees of JNAI in exchange for providing certain marketing and advertising services. JNAI's net equity earnings in the operations of JNJ for the fiscal year ended November 30, 1999 were not material to the results of its operations.

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

     10.3        Independent Marketing and Support Agreement,  dated January 1, 1999, between Golden Bear Golf, Inc.
                 and Executive Sports International, Ltd.

     10.4        Loan  Agreement,  dated July 13,  1998,  between  Golden  Bear  Golf,  Inc.  and Jack W.  Nicklaus.
                 (incorporated by reference to Exhibit 10.5 to the  Registrant's  Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1998).

     10.5        Promissory  Note in the amount of $2.4  million,  dated July 13, 1998,  issued by Golden Bear Golf,
                 Inc. to Jack W. Nicklaus c/o Golden Bear International,  Inc. (incorporated by reference to Exhibit
                 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

     10.6        Form of  Indemnification  Agreement  between  Golden Bear Golf,  Inc. and each of its Directors and
                 Executive  Officers  (incorporated  by reference to Exhibit 10.7 to the  Registrant's  Registration
                 Statement on Form S-1, Commission File No. 0-21089).

     10.7        Amended  and  Restated  Joint  Venture  Agreement,  dated  June 1,  1994 of Jack  Nicklaus  Apparel
                 International,  a joint venture between  Seaford  Clothing  Company and Golden Bear  International,
                 Inc. (incorporated by reference to Exhibit 10.8 to the Registrant's  Registration Statement on Form
                 S-1, Commission File No. 0-21089).

     10.8        Master Apparel Agreement, dated June 1, 1993, by and between Golden Bear International,  Inc., Hart
                 Schaffner  & Marx and  Hartmarx  Corporation  (incorporated  by  reference  to Exhibit  10.9 to the
                 Registrant's Registration Statement on Form S-1, Commission File No. 0-21089).

     10.9        Trademark  License  Agreement,  dated June 7, 1996,  between  Golden Bear  International,  Inc. and
                 Golden Bear Golf,  Inc.  (incorporated  by reference to Exhibit  10.10 to the  Registrant's  Annual
                 Report on Form 10-K for the fiscal year ended December 31, 1996).

     10.10       Stock Purchase Agreement between Family Golf Centers,  Inc. and Golden Bear Golf, Inc., dated as of June 16, 1998 (incorporated by reference to Exhibit 2.1 to the Registrant's  Current Report on Form
                 8-K, dated July 20, 1998).

     10.11       Licensing Agreement between Family Golf Centers,  Inc. and Golden Bear Golf, Inc., dated as of July
                 20, 1998 (incorporated by reference to Exhibit 2.2 to the Registrant's  Current Report on Form 8-K,
                 dated July 20, 1998).

     10.12       Referral,  Participation  and  Noncompete  Agreement,  dated  December 18, 1998,  by and among Jack
                 Nicklaus,  Golden Bear  International,  Inc.,  Golden Bear Golf, Inc., The Weitz Company,  Inc. and
                 Weitz Golf  International,  LLC.  (incorporated  by reference to Exhibit 10.13 to the  Registrant's
                 Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

     10.13       Office  Staff  and  Equipment  Service   Agreement,   dated  June  7,  1996,  between  Golden  Bear
                 International,  Inc. and Golden Bear Golf, Inc.  (incorporated by reference to Exhibit 10.14 to the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

     10.14       Personal Services Management Agreement,  dated June 7, 1996, between Golden Bear Golf, Inc., Golden
                 Bear  International,  Inc. and Jack W. Nicklaus  (incorporated by reference to Exhibit 10.12 to the
                 Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

     10.15       Shareholders' Agreement, dated July 15, 1996, among Nicklaus
                 Family Members and Golden Bear Golf, Inc. (incorporated by reference to Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

     21          Subsidiaries of the Registrant.

     23          Consent of Arthur Andersen LLP.

     27          Financial Data Schedule (for SEC use only).