Form 10-Q
period 2000-03-31
GOLDEN BEAR GOLF INC
filed 2000-05-15
CIK 1016370

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] - Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended March 31, 2000

                                       or

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

                                                       Yes   X        No ______

The Registrant had outstanding 2,744,962 shares of Class A Common Stock (par value $.01 per share) and 2,760,000 shares of Class B Common Stock (par value $.01 per share) as of May 4, 2000.

                             GOLDEN BEAR GOLF, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                   PAGE
                                                                                   ----
PART I    -   FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Balance Sheets as of
                 March 31, 2000 (Unaudited) and December 31, 1999...............     3

              Consolidated Condensed Statements of Operations (Unaudited)
                 for the Three Months Ended March 31, 2000 and 1999.............     4

              Consolidated Condensed Statements of Cash Flows (Unaudited)
                 for the Three Months Ended March 31, 2000 and 1999.............     5

              Notes to Consolidated Condensed Financial Statements (Unaudited)..     6

Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..................    14

Item 3.       Quantitative and Qualitative Disclosures About Market Risk........    17

PART II  -    OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K..................................    18

Signature.......................................................................    19

PART I  -  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                             GOLDEN BEAR GOLF, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     MARCH 31,     DECEMBER 31,
                                                                       2000            1999
                                                                   ------------   -------------
                                                                    (UNAUDITED)
                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $  4,744,752   $  1,397,027
   Accounts receivable, net                                             850,271        398,241
   Due from International                                                52,046         58,826
   Prepaid expenses and other current assets                            187,475      3,898,718
                                                                   ------------   ------------
           Total current assets                                       5,834,544      5,752,812

PROPERTY AND EQUIPMENT, net                                             380,048        428,855

OTHER ASSETS                                                            346,346        601,349
                                                                   ------------   ------------
           Total assets                                            $  6,560,938   $  6,783,016
                                                                   ============   ============

        LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                                $    729,465   $  1,188,860
   Accrued liabilities                                                1,541,399      1,096,858
   Deferred revenue                                                   1,916,673      1,095,301
   Current portion of capital leases                                    115,485        121,565
   Net current liabilities of discontinued operations                 5,035,373      5,133,611
                                                                   ------------   ------------
           Total current liabilities                                  9,338,395      8,636,195
                                                                   ------------   ------------
NET NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS                4,167,528      4,738,500

NOTE PAYABLE AND CAPITAL LEASES, net of current portion               2,461,095      2,484,494
                                                                   ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' DEFICIT:
   Preferred stock, $.01 par value, 20,000,000 shares authorized,
     no shares issued and outstanding                                        --             --
   Common stock-
     Class A, $.01 par value, 70,000,000 shares authorized,
       2,744,962 shares issued and outstanding                           27,450         27,450
     Class B, $.01 par value, 10,000,000 shares authorized,
       2,760,000 shares issued and outstanding                           27,600         27,600
   Additional paid-in capital                                        40,856,943     40,856,943
   Accumulated deficit                                              (50,318,073)   (49,988,166)
                                                                   ------------   ------------
           Total shareholders' deficit                               (9,406,080)    (9,076,173)
                                                                   ------------   ------------
           Total liabilities and shareholders' deficit             $  6,560,938   $  6,783,016
                                                                   ============   ============

  The accompanying notes to consolidated condensed financial statements are an integral part of these balance sheets.

                             GOLDEN BEAR GOLF, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                -------------------------
                                                                    2000          1999
                                                                -----------   -----------
REVENUES:
   Golf instruction revenues                                    $ 1,095,038   $ 1,452,938
   Licensing and other revenues                                   1,300,196     1,123,516
   Income from operations of JNAI                                   157,522       177,177
   Related party management fees                                     52,994        89,700
                                                                -----------   -----------
       Total revenues                                             2,605,750     2,843,331
                                                                -----------   -----------
OPERATING COSTS AND EXPENSES:
   Operating expenses                                             1,843,666     1,851,874
   Corporate administration                                       1,051,209     1,430,070
   Depreciation and amortization                                     56,937        80,476
                                                                -----------   -----------
       Total operating costs and expenses                         2,951,812     3,362,420
                                                                -----------   -----------
       Operating loss                                              (346,062)     (519,089)
                                                                -----------   -----------
OTHER INCOME (EXPENSE):
   Interest income                                                   66,563         9,541
   Interest expense                                                  (4,324)       (6,853)
   Other                                                           (134,770)        8,094
                                                                -----------   -----------
       Total other income (expense)                                 (72,531)       10,782
                                                                -----------   -----------
       Loss from continuing operations before income taxes         (418,593)     (508,307)

PROVISION FOR INCOME TAXES                                           11,948        50,409
                                                                -----------   -----------
       Loss from continuing operations                             (430,541)     (558,716)

INCOME FROM DISCONTINUED OPERATIONS                                 100,634            --
                                                                -----------   -----------
       Net loss                                                 $  (329,907)  $  (558,716)
                                                                ===========   ===========
EARNINGS PER SHARE - BASIC AND DILUTED:
   Loss from continuing operations                              $     (0.08)  $     (0.10)
   Income from discontinued operations                                 0.02            --
                                                                -----------   -----------
       Net loss per share                                       $     (0.06)  $     (0.10)
                                                                ===========   ===========
Weighted average common shares outstanding - basic and diluted    5,504,962     5,504,962
                                                                ===========   ===========

  The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                        -------------------------
                                                                            2000          1999
                                                                        -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $  (329,907)  $  (558,716)
   Adjustments to reconcile net loss to net cash provided by operating
      Activities:
      Depreciation and amortization                                          56,937        80,476
      Provision for uncollectible accounts                                  198,750        48,900
      Income from discontinued operations                                  (100,634)           --
      Changes in assets and liabilities:
         Accounts receivable                                               (650,780)     (700,921)
         Due from International                                               6,779       (31,827)
         Prepaid expenses and other current assets                        3,711,243       (61,254)
         Other assets                                                       255,003        63,023
         Accounts payable                                                  (459,395)     (350,765)
         Accrued liabilities                                                444,541       809,833
         Deferred revenue                                                   821,372       727,314
                                                                        -----------   -----------
           Net cash provided by operating activities                      3,953,909        26,063
                                                                        -----------   -----------
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS:                    (568,576)      264,251
                                                                        -----------   -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures, net                                                 (8,130)       (1,264)
                                                                        -----------   -----------
CASH FLOWS USED IN FINANCING ACTIVITIES:
   Payments on capital lease obligations                                    (29,478)      (26,950)
                                                                        -----------   -----------
           Net increase in cash and cash equivalents                      3,347,725       262,100

CASH AND CASH EQUIVALENTS, beginning of period                            1,397,027     1,168,118
                                                                        -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                                $ 4,744,752   $ 1,430,218
                                                                        ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                               $   109,681   $    55,332
   Cash paid for income taxes                                           $     6,646   $     9,909

  The accompanying notes to consolidated condensed financial statements are an integral part of these statements.

                             GOLDEN BEAR GOLF, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited Consolidated Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the audited Consolidated Financial Statements and Notes thereto included in Golden Bear Golf, Inc.'s (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.

The results of operations and cash flows for the three months ended March 31, 2000 are not necessarily indicative of the results of operations or cash flows which may be reported for the remainder of fiscal 2000.

In 1998, the Company discontinued the construction operations conducted by its wholly-owned subsidiary, Paragon Construction International, Inc. ("Paragon"). Accordingly, the operations and financial activity associated with Paragon has been classified as discontinued operations.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Accordingly, deferred income taxes have been provided for to show the effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The Company files a consolidated Federal income tax return which includes the operations of the Company and its subsidiaries. A valuation allowance was established to offset the Company's net deferred tax assets as of March 31, 2000 and December 31, 1999 because management does not currently believe that the future realization of such deferred tax assets is more likely than not.

LOSS PER SHARE

Loss per share in the accompanying Consolidated Condensed Statements of Operations is computed by dividing the net loss by the weighted average common shares outstanding for the respective periods. Diluted earnings per share as computed under SFAS No. 128 includes the effects of common stock equivalents, including the dilutive effect of all outstanding stock options using the treasury stock method. Diluted earnings per share is the same as basic earnings per share in the accompanying Consolidated Condensed Statements of Operations. Options to purchase 181,175 and 222,675 shares of common stock were not included in computing earnings per share for the three months ended March 31, 2000 and 1999, respectively, because their effects were anti-dilutive for the respective periods.

COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during the financial reporting period of a business enterprise resulting from non-owner sources. During the three months ended March 31, 2000 and 1999, the Company did not have any changes in its equity resulting from such non-owner sources, and accordingly, comprehensive income (loss) as set forth by SFAS No. 130 was equal to the net loss amounts presented for the respective periods in the accompanying Consolidated Condensed Statements of Operations.

DERIVATIVE FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133, which requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Management believes the impact of adopting this statement will not have a material impact upon the Company's results of operations or financial position.

2.  NOTE PAYABLE AND CAPITAL LEASES

Note payable and capital leases consist of the following:

                                                                     MARCH 31,    DECEMBER 31,
                                                                       2000          1999
                                                                    -----------   -----------
Capital lease obligations secured by furniture and equipment, with principal and interest at 9% payable monthly, maturing
    through June, 2002                                              $   176,580   $   206,059

Note payable to shareholder, with interest at The Wall Street
    Journal Prime Rate (8.83% at March 31, 2000)
    payable monthly, entire principal due
    in July, 2003(1)                                                  2,400,000     2,400,000
                                                                    -----------   -----------
                                                                      2,576,580     2,606,059
Less current portion                                                   (115,485)     (121,565)
                                                                    -----------   -----------
                                                                    $ 2,461,095   $ 2,484,494
                                                                    ===========   ===========

(1) In July 1998, the Company issued an unsecured promissory note for $2.4 million payable to Jack Nicklaus, the principal stockholder of the Company and Chairman of the Company's Board of Directors. The proceeds of the note were used in connection with the settlement of certain claims associated with a golf course development project.

3.  COMMITMENTS AND CONTINGENCIES

In August 1995, Paragon brought an arbitration claim against a customer for breach of contract. Paragon alleges it has properly completed the construction relating to the renovation of the customer's golf course and is seeking final payment of retainage and related amounts due, together with additional damages, totaling approximately $350,000. Simultaneous to this claim of arbitration, the customer filed a counterclaim of arbitration against Paragon for alleged construction defects in the renovation of its golf course. Although the customer now claims its damages are in excess of $3.0 million, the initial claim submitted by the customer in arbitration was for $750,000. The Company intends to vigorously defend this claim, but because the ultimate outcome of this matter is not currently determinable, no provision for loss regarding this matter had been established at March 31, 2000. The ultimate outcome of this matter cannot be predicted with certainty and legal proceedings could result in losses that may have a material adverse effect on the Company's financial position or results of operations.

In connection with the discontinuance of the construction business conducted by Paragon and the winding down of such operations, the Company has been named in numerous legal actions involving claims for damages and other amounts due to certain project owners, construction vendors and subcontractors. While the Company has entered into settlement negotiations with several claimants, the ultimate outcome of such negotiations is not determinable at this time. Further, certain of these claims and future claims, if brought, arising out of such business, if determined adversely to the Company in the aggregate could have a material adverse effect on the Company's financial position and results of operations.

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

As a result of the foregoing review and restatement of the Company's financial statements, numerous class action lawsuits were filed against the Company and certain current and former officers and directors of the Company, asserting various claims under the federal securities laws. On July 28, 1998, shareholders filed a class action lawsuit in the United States District Court for the Southern District of Florida against the Company and certain of the Company's present and former officers and directors.

Subsequently, nine additional lawsuits were filed against the Company and certain of its present and former officers and directors. Eight of these lawsuits were filed in the United States District Court for the Southern District of Florida and one was filed in the United States District Court for the Eastern District of New York, though the court in New York has entered an order transferring this action to the Southern District of Florida. The District Court in Florida entered an order consolidating all of the actions originally filed in the Southern District of Florida and all similar actions which are transferred to or subsequently filed in the Southern District of Florida and directed the plaintiffs to file a consolidated complaint.

The defendants named in the action were Golden Bear Golf, Inc., Jack W. Nicklaus, Richard P. Bellinger, Jack P. Bates, Stephen S. Winslett, John Boyd and Arthur Andersen LLP ("Andersen"). The plaintiffs sought an unspecified amount of damages, interest, costs and attorneys' fees. In the Second Amended Consolidated Complaint on behalf of a class of all persons, excluding the defendants, who purchased shares of the Company's Class A Common Stock from the date of the Company's public offering, August 1, 1996 through and including July 27, 1998, the plaintiffs alleged securities law violations under Sections 11, 12(2) and 15 of the Securities Act of 1933, Sections 10(b) and 20(a) of the Securities Act and Rule 10b-5, as well as common law claims.

On December 22, 1999, the parties entered into a Settlement Agreement relating to the consolidated actions. The Settlement Agreement was approved by the United States District Court during a final hearing on March 28, 2000. Under the terms of the Settlement Agreement, the Company established a settlement fund in the amount of $3.5 million to settle the class action litigation. The Company contributed $2.5 million to the settlement fund, with funds provided by the Company's insurance carrier. Pursuant to the Settlement Agreement, Andersen also contributed $1.0 million to the settlement fund.

In connection with the Company's entry into the Settlement Agreement, the Company also entered into a settlement with Andersen to settle the Company's claims against it. The Company had previously advised Andersen of the belief that Andersen violated its duty of care in connection with the professional services it provided the Company and that the Company's losses, in part, resulted from the failure of due care. Andersen has vigorously denied a failure of due care on its part and has vigorously denied that any of the Company's losses resulted from anything Andersen did or failed to do. Notwithstanding its position, in order to avoid protracted litigation in which their position would be fully developed and resolved, Andersen entered into a settlement agreement with the Company. Pursuant to the settlement, Andersen agreed to pay the Company $3.8 million in cash and waive approximately $750,000 in receivables due to Andersen from the Company. The Company received $3.8 million during the quarter ended March 31, 2000.

In accordance with the settlement agreement, the Company has agreed to take the steps necessary to acquire all the shares held by public shareholders at a cash price of $0.75 per share. The price for the publicly held shares was the result of negotiations between the Company and attorneys for the class action plaintiffs and has the approval of a committee of independent directors. An investment banking firm provided an opinion that the consideration to be received by holders of the Company's Common Stock, other than Jack Nicklaus and his family, pursuant to the Settlement Agreement is fair from a financial point of view to such holders.

The Company has not given effect to the proposed repurchase of the outstanding shares held by the public shareholders in the accompanying financial statements. The following unaudited financial information gives pro forma effect to the proposed repurchase had it occurred as of March 31, 2000:

Unaudited pro forma total assets                     $   4,329,714
Unaudited pro forma total liabilities                   15,646,605
                                                     -------------
Unaudited pro forma shareholder's deficit            $ (11,316,891)
                                                     =============

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

The Company is also a party to various other legal proceedings that have arisen in the ordinary course of its business. The ultimate outcome of these matters cannot be predicted with certainty. The foregoing legal proceedings could result in losses that may have a material adverse effect on the Company's financial position or results of operations.

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

4.  SHAREHOLDERS' DEFICIT AND LIQUIDITY

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Primarily as a result of losses and costs, previously incurred by the Company's Paragon subsidiary, the Company has incurred operating losses which have resulted in a shareholders' deficit of approximately $9.4 million and a working capital deficiency of approximately $3.5 million at March 31, 2000. The circumstances surrounding the losses previously incurred by Paragon have resulted in substantial claims and litigation against the Company. Management's actions in regard to these matters included discontinuing the Company's construction operations in 1998 and reducing ongoing expenses.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern and future working capital requirements are dependent on the Company's ability to successfully complete negotiations of claims and issues involving Paragon and on its ability to achieve and maintain profitable operations in the future. Management of the Company believes that such objectives are attainable. However, there is no assurance that the Company will be successful in realizing these objectives, or that the Company will generate sufficient cash flow from operations to meet its future working capital requirements. Pursuant to the terms of the settlement agreement, the Company is committed to take steps to repurchase and redeem its publicly held shares for a price of $0.75 per share (an aggregate of approximately $1.9 million). To the extent that capital requirements exceed available capital, the Company will be required to seek alternative sources of financing to fund its operations. The Company has no existing credit facility and there is no assurance that alternative financing will be available, if at all, on satisfactory terms. If the Company is unable to obtain satisfactory alternative financing, the Company may be required to delay or reduce its future expenditures, sell additional assets to meet its obligations, seek to renegotiate the terms of its obligations or curtail its operations. There can be no assurance that any source of funds or other actions taken by the Company will provide sufficient capital so as to enable the Company to remain a going concern.

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

The joint venture agreement provides that JNAI shall continue until Deember 31, 2000, unless otherwise terminated prior to that date by the mutual consent of both partners or by operation of law. However, the termination date set forth in the joint venture agreement can be extended by mutual consent of both partners. Upon termination of JNAI, its net remaining assets are to be distributed to its two partners in the manner set forth in the joint venture agreement, which generally provides for distributions of equal amounts. As of May 9, 2000, the joint venture agreement has not been extended beyond December 31, 2000.

The following is a condensed summary of the operating results of JNAI:

                               FOR THE THREE MONTHS ENDED
                                        MARCH 31,
                               --------------------------
                                   2000         1999
                                 --------     --------

Licensing revenues               $468,567     $518,649
Operating expenses and other       90,622       67,224
Provision for income taxes         62,900       97,071
                                 --------     --------
Net income                       $315,045     $354,354
                                 ========     ========

6.  RELATED PARTY TRANSACTIONS

Effective December 18, 1998, the Company, Jack Nicklaus and Golden Bear International, Inc. ("International"), a privately owned company controlled by Jack Nicklaus, entered into an agreement with Weitz Golf International LLC ("Weitz Golf"), pursuant to which the Company, Jack Nicklaus and International will provide certain technical and marketing assistance in connection with the construction services offered by Weitz Golf, which include general contracting, design-build and construction management. Under the agreement, the Company agreed to no longer offer construction services independently during the term of the agreement which expires on December 31, 2007. The Company is entitled to receive 40% of the cumulative net profits, as defined, received by Weitz Golf pursuant to the contracts it enters into during the term of the agreement. There were no cumulative net profits from the operations of Weitz Golf during the three months ended March 31, 2000.

Pursuant to the terms of a personal services management agreement, International and Jack Nicklaus have retained the Company as the exclusive manager and representative to market the personal endorsement services of Jack Nicklaus, under which the Company is generally entitled to approximately 20% to 30% of the personal endorsement fees received by Mr. Nicklaus. During the three months ended March 31, 2000 and 1999, the Company earned management fees attributable to providing such services of $52,994 and $89,700, respectively. At March 31, 2000, the Company had a net amount due from International of $52,046, which was comprised primarily of the management fees attributable to such personal endorsement services performed by Mr. Nicklaus.

In 1998, Jack Nicklaus advanced $2.4 million to the Company evidenced by an unsecured five-year promissory note. The loan proceeds were used by the Company in connection with the settlement of certain claims associated with a golf course development.

The Company has an office staff sharing agreement with International which provides for the sharing of the services of certain specifically identified office staff and personnel that can effectively serve the needs of both organizations. During the three months ended March 31, 2000 and 1999, payroll and related costs associated with such shared employees totaling $6,900 and $9,000, respectively, were allocated to International.

During the three months ended March 31, 2000 and 1999, the Company paid Executive Sports International, a privately held company owned in part by a member of the Nicklaus family, $18,352 and $120 respectively, for certain printing and graphics services. In 1999, the Company entered into a marketing and support agreement with ESI in connection with the promotion, marketing, sale and operation of the NICKLAUS FLICK GAME IMPROVEMENT'S programs. Under the marketing and support agreement, ESI earned a management fee of $45,000, commissions of $15,000, and was reimbursed for travel and amenities of $4,517 during the three months ended March 31, 2000.

In the ordinary course of business, the Company purchases golf equipment manufactured by Nicklaus Golf Equipment Company, L.C., a privately owned company in which Jack Nicklaus has a 50% equity interest. Such equipment is currently purchased primarily for promotional programs associated with the Company's NICKLAUS FLICK GAME IMPROVEMENT. Prior to the sale of the Company's Golf Centers subsidiary, such equipment was also purchased for resale in the pro shops of the Company's golf centers. During the three months ended March 31, 2000 and 1999, the Company purchased such golf equipment at a cost of $9,112 and $10,490, respectively.

7.  DISCONTINUED OPERATIONS

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

The financial activities associated with Paragon have been classified as discontinued operations in the accompanying Consolidated Condensed Financial Statements. Income attributable to the operations of Paragon $100,634 for the three months ended March 31, 2000 is included in the accompanying Consolidated Condensed Statements of Operations as a component of the line item captioned, "Income from discontinued operations."

The components of the net liabilities associated with Paragon's discontinued operations included in the accompanying Consolidated Balance Sheets consist of the following:

                                                      MARCH 31,     DECEMBER 31,
                                                        2000           1999
                                                     -----------    ------------
Current assets                                       $    93,279    $    60,844
Property and equipment, net                              131,778        131,999
                                                     -----------    -----------
      Total assets                                       225,057        192,843
                                                     -----------    -----------
Current liabilities                                    3,354,275      5,194,455

   Notes payable and capital leases                    6,073,683      4,870,499
                                                     -----------    -----------
      Total liabilities                                9,427,958     10,064,954
                                                     -----------    -----------
      Net liabilities of discontinued operations     $ 9,202,901    $ 9,872,111
                                                     ===========    ===========

8.  SEGMENT REPORTING

With the discontinuance of the construction operations conducted by its Paragon subsidiary, the Company effectively consolidated all of its remaining operations into one operating segment. Accordingly, all of the Company's revenue generating activities are now conducted by one operating segment encompassing the licensing of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS FLICK GAME IMPROVEMENT and the generation of marketing fees related to Jack Nicklaus' personal endorsements. As the Company operates and tracks its results in one operating segment, certain segment disclosure requirements are not applicable.

9.  SUBSEQUENT EVENTS

On April 17, 2000, the Company terminated a licensing agreement with one licensee covering 21 golf center facilities, based upon the failure of the licensee to make required payments. Pursuant to the agreement, the Company had been entitled to receive minimum annual licensing fees of $795,000. The licensee defaulted on its payment to the Company for the quarterly minimum fees which were due on January 1, 2000 and April 1, 2000, as required under its licensing agreement. On May 4, 2000, the licensee announced that it filed voluntary petitions with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. The Company will not earn any future revenue associated with this licensing agreement and has fully reserved the current outstanding receivable amount of $198,750.

Pursuant to the terms of the settlement of the class action litigation brought against the Company, on April 5, 2000 the Company transferred $1.9 million into an escrow account. These funds are to be paid to the Company's public shareholders in cancellation and redemption of their shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Consolidated Condensed Financial Statements and the related Notes to Consolidated Condensed Financial Statements included in Item 1 of the Quarterly Report on Form 10-Q.

OVERVIEW

The Company sold the stock of its wholly-owned Golf Centers subsidiary on July 20, 1998 and formally approved the discontinuance of the construction operations conducted by its Paragon subsidiary on October 26, 1998. Accordingly, the operations and financial activity associated with such businesses have been reclassified as discontinued operations. With the disposition of such operations, the Company is now focused on its core business, which includes the licensing of NICKLAUS, JACK NICKLAUS and GOLDEN BEAR branded products throughout the world, the operation of the NICKLAUS FLICK GAME IMPROVEMENT and managing the personal endorsement services provided by Jack Nicklaus.

With regard to the discontinued construction operations, substantially all of the Company's golf course construction projects have been completed or terminated. The Company is no longer actively involved in pursuing construction projects independent of an agreement it entered into with Weitz Golf on December 18, 1998. Weitz Golf is a construction company focused on building golf courses and clubhouses nationally and internationally. Pursuant to the terms of the agreement, the Company, Jack Nicklaus and International will provide certain technical and marketing assistance in connection with the construction services offered by Weitz Golf, which include general contracting, design-build and construction management. The principal markets targeted for these services are developers and designers in the golf industry. Under the agreement, the Company agreed to no longer offer construction services independently during the term of the agreement which expires on December 31, 2007. The Company is entitled to receive 40% of the cumulative net profits, as defined, received by Weitz Golf pursuant to the contracts it enters into during the term of the agreement. There were no cumulative net profits from the operations of Weitz Golf during the three months ended March 31, 2000.

Based on a comprehensive review conducted by the Company during 1998 of its Paragon subsidiary's construction projects, it was necessary for the Company to recognize additional costs and losses incurred on certain construction projects, resulting in the restatement of certain financial statements the Company had previously filed with the Securities and Exchange Commission ("SEC"). As a result of the restatement of the Company's financial statements, numerous class action lawsuits were filed against the Company and certain current and former officers and directors of the Company, asserting various claims under the federal securities laws. While it is not feasible to predict or determine the outcome of these proceedings or to estimate the amounts or potential range of loss with respect to these matters, management believes that an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's financial position and results of operations. See Note 3 to the Consolidated Condensed Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

Total revenues were $2.6 million during the three months ended March 31, 2000, compared to $2.8 million for the comparable period of 1999. The $0.2 million decrease in total revenues during the current quarterly period was attributable to a reduction in golf instruction revenues, offset in part by increased revenue from licensing and other revenue. Golf instruction revenues decreased during the three months ended March 31, 2000 due primarily to lower occupancy at the NICKLAUS FLICK GAME IMPROVEMENT'S retail golf programs.

Operating expenses were $1.8 million and $1.9 million for the three months ended March 31, 2000 and 1999, respectively. Corporate administration expenses were $1.1 million and $1.4 million for the three months ended March 31, 2000 and 1999, respectively. The $0.3 million decrease in such administrative expenses for the current quarterly period was attributable to decreased expenses for employee related costs and for legal fees in connection with the SEC investigation. Charges for depreciation and amortization expense were approximately $0.1 million for the three months ended March 31, 2000 and 1999.

The Company incurred net operating losses of $0.3 million and $0.5 million during the three months ended March 31, 2000 and 1999, respectively. The operating loss incurred for the current quarterly period was primarily attributable to legal costs of $0.6 million incurred in connection with the SEC investigation.

Other expense of approximately $0.1 million for the three months ended March 31, 2000 was comprised of legal fees incurred in connection with the stock repurchase, offset in part by interest income earned on cash balances held by the Company as a consequence of settlement proceeds received from Andersen.

Although the Company has sufficient net operating loss carryforwards and other tax benefits to absorb substantially all of the Company's Federal income tax liabilities, certain of its operations are subject to state and foreign income taxes. The provision for income taxes for the three months ended March 31, 2000 and 1999 was comprised of amounts incurred with respect to state and foreign income taxes.

The income from discontinued operations of $0.1 million, for the three months ended March 31, 2000 was primarily the result of a favorable settlement with a former Paragon vendor.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000 and December 31, 1999, the Company had a working capital deficit of $3.5 million and $2.9 million, respectively, including cash and cash equivalents of $4.7 million and $1.4 million, respectively.

Pursuant to the terms of the settlement agreement, the Company agreed to pay approximately $1.9 million for the redemption of its publicly traded stock. The required amounts were deposited into an escrow account on April 5, 2000.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Primarily as a result of losses and costs previously incurred by the Company's Paragon subsidiary, the Company has incurred operating losses which have resulted in a shareholders' deficit of approximately $9.4 million and a working capital deficiency of approximately $3.5 million at March 31, 2000. Management's actions in regard to these matters have included discontinuing the Company's construction operations and reducing on-going expenses.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern and future working capital requirements are dependent on the Company's ability to successfully complete negotiations of claims and issues involving Paragon and on its ability to achieve and maintain profitable operations in the future. Management of the Company believes that such objectives are attainable. However, there is no assurance that the Company will be successful in realizing these objectives, or that the Company will generate sufficient cash flow from operations to meet its future working capital requirements. To the extent that capital requirements exceed available capital, the Company will be required to seek alternative sources of financing to fund its operations. The Company has no existing credit facility and there is no assurance that alternative financing will be available, if at all, on satisfactory terms. If the Company is unable to obtain satisfactory alternative financing, the Company may be required to delay or reduce its future expenditures, sell additional assets to meet its obligations, seek to renegotiate the terms of its obligations or curtail its operations. There can be no assurance that any source of funds or other actions taken by the Company will provide sufficient capital so as to enable the Company to remain a going concern.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Securities Litigation Reform Act of 1995. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, those risks associated with economic conditions generally and the economy in those areas where the Company has assets and operations; competitive and other factors affecting the Company's operations, markets, products and services; risks associated with its licensing activities including risks associated with the operations of its licensees; the possibility that additional claims may be brought based on its discontinued operations or otherwise; risks associated with its discontinued operations and the risks relating to pending litigation and investigations and associated costs; and other factors discussed elsewhere in this release and in documents filed by the Company with the Securities and Exchange Commission. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will, in fact, occur. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

The Company is exposed to the impact of interest rate changes. Such exposure to market risk is inherent in certain of the Company's financial instruments which arose in connection with its business and not for trading purposes. The Company is subject to interest rate risk on its outstanding note payable to a shareholder, with variable interest at The Wall Street Journal Prime Rate payable monthly. The entire principal balance of $2.4 million is due in July, 2003. The Company may be subject to additional interest rate risk associated with any future financing requirements. The Company's fixed rate indebtedness consists of certain capital lease obligations requiring monthly payments of principal and interest, with terms maturing through 2002.

EXCHANGE RATE SENSITIVITY

The Company is exposed to the impact of foreign currency rate fluctuations. Although substantially all of the Company's contracts are denominated in United States dollars, fluctuations in the value of foreign currencies relative to the United States dollar could impact the Company's results of operations. A substantial portion of the revenues of the Company's overseas licensees are generated in foreign currencies and accordingly, fluctuations in the value of these currencies relative to the United States dollar could adversely affect the Company's profitability. Royalty payments received by the Company or by its JNAI equity investee relating to foreign licensing arrangements are converted to U.S. dollars based on the exchange rate at the time of payment.

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

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits

          10 Agreement and Plan of Merger, dated January 12, 2000, among Golden Bear Golf, Inc. and GB Golf Corp. (incorporated by reference to the Registrant's Current Preliminary Report on Form 14C filed on April 12, 2000).

          27       Financial Data Schedule (for SEC use only).

   (b)    Reports on Form 8-K

          There were no reports on Form 8-K filed during the three-month period ended March 31, 2000.

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

                            Date: May 12, 2000

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------
  27             Financial Data Schedule